Form 10-Q
period 1995-08-31
VALUE HOLDINGS INC
filed 1995-11-07
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended            August 31, 1995

Commission File Number                 0-15076

                       VALUE HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)

         Florida                          59-2388734
(State of jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)                        Number)

3211 Ponce de Leon Blvd., Ste 201, Coral Gables, Florida, 33134
 (Address of principal executive offices)       (Zip Code)

                       (305) 666-3165
      (Registrant's telephone number, including area code)


Indicate by check mark wether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 24,398,538  Shares as of
                      August 31, 1995





                 The Exhibit Index is on Page 19
                 This document contains 20 pages.


                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-------------------------------------------------------------------

                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for August 31, 1995
          and February 28, 1995................................3

         Consolidated Statement of Operations for the three
          months ended August 31, 1995 and 1994.................4


         Consolidated Statement of Cash Flows for the three
          months ended August 31, 1995 and 1994................5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......14


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................16

         SIGNATURES...........................................17



















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                             ASSETS

                                         August 31,  February 28,
                                           1995         1995
                                         ----------  ------------
Current Assets
 Cash                                 $      -0-    $      -0-
 Certificate of deposit, restricted          -0-        750,000
 Inventories                                 -0-         58,693
 Prepaid expenses and other assets        101,011       123,181
                                        ---------     ---------
                                          101,011       931,874

Receivable from Stockholders               52,533         3,533
Investment in and Advances to
 Unconsolidated Subsidiaries            7,284,517     6,594,400
Property and Equipment - Net of
 Accumulated Depreciation                 671,097       844,321
Costs in Excess of Net Assets
 of Business Acquired                     988,125     1,020,000
Intangible Assets                         466,242       517,665
Other Assets                               60,878        64,773
                                        ---------     ---------
                                      $ 9,624,403   $ 9,976,566
                                        =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Obligation to acquire unconsolidated
  subsidiary                          $ 1,950,000   $ 1,950,000
 Note payable, bank                          -0-        735,000
 Note payable, other                       43,500        52,181
 Notes payable, stockholders and
  directors                               456,482       502,728
 Accounts payable                         273,202       618,213
 Payroll and sales taxes payable          900,783     1,059,908
 Accrued liabilities, other               279,570       536,200
                                        ---------     ---------
                                        3,903,537     5,454,230
                                        ---------     ---------
Long - Term Liabilities
 Stockholders                             287,875       287,875
 Minority interest                           -0-           -0-
                                        ---------     ---------
                                          287,875       287,875
                                        ---------     ---------
See accompanying notes.
Note: The balance sheet at February 28, 1995 has been taken from the audited financial statement at that date.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' EQUITY


Stockholders' Equity
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  August 31, 1995 and February 28,
  1995, at liquidation value              750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized;
  issued and outstanding
  24,398,538 and 14,471,732 at
  August 31, 1995 and February 28,
  1995 repectively                          2,440        1,447
 Common stock conversion rights under
  exchange agreement                    4,535,000    4,535,000
 Capital in excess of par              10,489,772    9,133,971
 Deficit                              (10,279,873) (10,053,157)
 Deferred consulting agreements           (64,348)    (132,800)
                                      -----------   ----------
                                        5,432,991    4,234,461
                                      -----------   ----------
                                     $  9,624,403  $ 9,976,566
                                      ===========   ==========





















See accompanying notes.
Note: The balance sheet at February 28, 1995 has been taken from the audited financial statement at that date.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               QUARTER ENDED
                                         August 31,     August 31,
                                           1995            1994
REVENUES                                 ----------     ---------
 Restaurant sales                    $       -0-     $  1,755,336
 Equity in income (loss) of
  unconsolidated subsidiaries              (31,994)          -0-
 Licensing fee                              48,104           -0-
 Management fee                             45,000           -0-
 Interest and other                          9,712          9,240
                                         ----------     ----------
                                            70,822      1,764,576
                                         ----------     ----------
COSTS AND EXPENSES, Other than
 Cost of restaurant sales                     -0-         719,787
 Payroll and related costs                    -0-         599,379
 Occupancy                                    -0-         176,917
 Other restaurant operating expenses          -0-         338,104
 Selling, general and administrative       137,914        368,581
                                         ----------     ----------
                                           137,914      2,202,768
                                         ----------     ----------
INCOME (LOSS) BEFORE DEPRECIATION AND
 AMORTIZATION, OTHER CHARGES AND
 MINORITY INTEREST                         (67,092)      (438,192)
                                         ---------      ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements         34,330         97,454
 Depreciation                               40,235         73,880
 Amortization intangible assets             57,587         88,227
                                         ----------     ----------
                                           132,152        259,561
                                         ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES AND
 MINORITY INTEREST                        (199,244)      (697,753)
                                         ---------      ---------
OTHER CHARGES
 Interest expense                           21,401         59,090
                                         ----------     ----------

INCOME (LOSS) BEFORE MINORITY INTEREST    (220,645)      (756,843)
 Minority Interest                            -0-          24,100
                                         ----------     ----------
NET INCOME (LOSS)                    $    (220,645)  $   (732,743)
                                         ==========     ==========

NET INCOME (LOSS) PER SHARE          $       (0.01)  $      (0.07)
                                         ==========     ==========


See accompanying notes.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                              SIX MONTHS ENDED
                                         August 31,     August 31,
                                           1995            1994
REVENUES                                 ----------     ---------
 Restaurant sales                    $    1,232,547  $  3,495,620
 Equity in income (loss) of
  unconsolidated subsidiaries               (62,216)         -0-
 Licensing fee                               48,104          -0-
 Management fee                              45,000          -0-
 Interest and other                          93,576        60,046
                                         ----------     ----------
                                          1,375,011     3,555,666
                                         ----------     ----------
COSTS AND EXPENSES, Other than
 Cost of restaurant sales                   518,694     1,445,246
 Payroll and related costs                  358,122     1,061,457
 Occupancy                                   84,777       313,557
 Other restaurant operating expenses         78,258       581,548
 Selling, general and administrative        182,592       607,007
                                         ----------     ----------
                                          1,222,443     4,008,815
                                         ----------     ----------
INCOME (LOSS) BEFORE DEPRECIATION AND
 AMORTIZATION, OTHER CHARGES AND
 MINORITY INTEREST                          134,568      (453,149)
                                          ---------     ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements          79,702       255,472
 Depreciation                                92,451       144,060
 Amortization intangible assets              83,298       176,455
                                         ----------     ----------
                                            255,541       575,987
                                         ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES AND
 MINORITY INTEREST                         (120,973)   (1,029,136)

OTHER CHARGES
 Interest expense                            73,458        80,058
                                         ----------     ----------
INCOME (LOSS) BEFORE MINORITY INTEREST     (194,431)   (1,109,194)
 Minority Interest                             -0-         24,100
                                         ----------     ----------
NET INCOME (LOSS)                    $     (194,431) $ (1,085,094)
                                         ==========     ==========

NET INCOME (LOSS) PER SHARE          $        (0.01) $      (0.10)
                                         ==========     ==========


See accompanying notes.

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                                 QUARTER ENDED
                                           August 31,    August 31,
                                             1995            1994
                                           ---------      ---------
Cash Flows From Operating Activities:
 Net (loss)                              $ (220,645)  $  (732,743)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                   2,500        18,750
  Depreciation                               40,235        73,880
  Amortization, intangible assets            57,587        88,227
  Amortization, consulting agreements        34,330        97,454
  Equity earnings unconsolidated subsidiary  28,481          -0-
  Minority interest                             -0-        (24,100)
 (Increase) decrease in current assets:
   Inventory                                  15,503       (25,665)
   Prepaid expenses and other assets        (99,269)       28,814
  Increase (decrease) in current liabilities:
   Accounts payable                        (153,263)       18,111
   Accrued liabilities                      (47,850)      190,944
   Other                                       -0-          1,671
                                          ----------    ----------
Net cash provided (used) by operating       (342,391)     (264,657)
  activities                              ----------    ----------

Cash Flows From Investing Activities:
 (Additions) dispositions of property
  and equipment                               22,875     (210,888)
 Cashing of Certificate of Deposit          750,000          -0-
 Advances to unconsolidated subsidiaries    (24,156)         -0-
 Advances (repayments) to stockholders         -0-           -0-
                                          ----------    ----------
Net cash used by investing activities       748,719      (210,888)
                                          ----------    ----------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder
  borrowings                                (94,173)      362,277
 Proceeds borrowings - others                  -0-         55,000
 Issuance of common stock                   436,996          -0-
 Dividends paid                              (6,000)         -0-
 Payments on bank and long term debt        (743,151)      (11,179)
 Minority interest                             -0-         69,210
                                          ----------   ----------
Net cash used by financing activities      (406,328)      475,308
                                          ----------   ----------
Increase (Decrease) in Cash                      -0-          (237)
Cash and Cash Equivalents at Beginning          -0-         7,058
 of Period                                ----------   ----------
Cash and Cash Equivalents at End
 of Period                               $     -0-    $      6,821
See accompanying notes.                   ==========   ==========
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               SIX MONTHS ENDED
                                           August 31,    August 31,
                                             1995            1994
                                           ---------      ---------
Cash Flows From Operating Activities:
 Net (loss)                              $  (194,431)  $(1,085,094)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                   2,500        18,750
  Depreciation                               92,541       144,060
  Amortization, intangible assets            83,298       176,455
  Amortization, consulting agreements        79,702       255,472
  Equity earnings unconsolidated subsidiary  62,216          -0-
  Minority interest                             -0-        (24,100)
 (Increase) decrease in current assets:
   Inventory                                   31,780      (29,280)
   Prepaid expenses and other assets         (2,809)       45,907
  Increase (decrease) in current liabilities:
   Accounts payable                          (205,959)      (4,512)
   Accrued liabilities                     (344,250)      133,190
   Other                                       -0-           -0-
                                          ----------    ----------
Net cash provided (used) by operating       (395,412)     (369,152)
  activities                              ----------    ----------

Cash Flows From Investing Activities:
 (Additions) dispositions of property
  and equipment                                17,890     (245,914)
 Cashing of Certificate of Deposit          750,000          -0-
 Advances to unconsolidated subsidiaries   (316,316)         -0-
 Advances (repayments) to stockholders       (1,500)       (7,980)
                                          ----------    ----------
Net cash used by investing activities       450,074       253,894
                                          ----------    ----------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder
  borrowings                               (105,490)      420,526
 Proceeds borrowings - others                  -0-         55,000
 Issuance of common stock                    826,794       80,000
 Dividends paid                             (32,285)         -0-
 Payments on bank and long term debt        (743,681)      (26,708)
 Minority interest                             -0-         69,210
                                          ----------   ----------
Net cash used by financing activities       (54,662)      598,028
                                          ----------   ----------
Increase (Decrease) in Cash                      -0-       (25,018)
Cash and Cash Equivalents at Beginning         -0-         31,839
 of Period                                ----------   ----------
Cash and Cash Equivalents at End
 of Period                               $     -0-    $     6,821
See accompanying notes.                   ==========   ==========
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28. 1995




NOTE 1: BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ending February 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1995.


NOTE 2: GOING CONCERN

The accompanying consolidated financial statements assume the continuity of the Company as a going concern. However, as reflected in the consolidated financial statements, the Company has incurred net losses of $(194,431) and $(1,085,094) for the six months ended August 31, 1995 and 1994 respectively; and suffered a net loss of $(4,830,716) for the fiscal year ended February 28, 1995.In addition, the Company's consolidated financial position reflects a working capital deficiency of $3,802,526 at August 31, 1995 and $4,522,356 at February 28, 1995.

Additionally, the Company has accumulated unpaid payroll and sales taxes payable of $900,783 at August 31, 1995 and $1,059,908 at February 28, 1995 and has significant investment in goodwill and other intangible assets , the recoverability of which is dependent upon the success of forecasted future operations.

These conditions, absent successful effectuation of management's plans, raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:



             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28. 1995


NOTE 2: GOING CONCERN (Continued)


1. Acquisition of businesses

   The Company plans to make strategic acquisitions of other profitable businesses as these opportunities develop. In this connection, the Company acquired Readyfoods Limited and certain affiliated companies in late February 1995 (See note 3), and has entered into letters of intent to acquire Upper Canada Beverage Company and Holly Foods Company (See note 6). The Company has also entered into letters of intent with two different Companies to acquire the distribution rights to new products (See note 6).


2. Licensing of restaurant operations

   Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator (See note 6). The company expects that this licensing agreement should result in net earnings and cash flows from operating activities of approximately $300,000 annually over the term of the agreement.


3. Equity infusion from sale of securities

   The Company has raised, and plans to continue to raise, equity funds from private placements of its common stock, and plans to sell additional shares of common stock in a proposed public offering.


4. Stockholder financing

   Certain stockholders of the Company have provided financing by means of debt financing. The Company expects that these stockholders will continue to provide financing for the Company, by means of additional debt or equity financing.


The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.


             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28. 1995


NOTE 3: BUSINESS ACQUISITION

On February 24, 1995 the Company, through a newly established subsidiary, Readyfoods Acquisition Corp. ("RAC"), acquired all of the outstanding capital stock of Readyfoods Limited and certain affiliated companies ("Readyfoods"), which had been owned and controlled by Cyril Levenstein and his family members and trusts (the "Levenstein Group"). Readyfoods and its affiliated companies both import and process poultry products for sale to retail chains, specialty stores and institutions in the Canada and U.S. markets; these products are sold under brand names as well as through private labels.

The Company owns 12,000,001 Class B voting shares, which represents the majority of the presently issued and outstanding voting shares of RAC.

In consideration for the acquisition of all the outstanding stock of Readyfoods and its affiliates, RAC issued to the Levenstein Group 9,000,000 Class A voting shares and a total of 3,000,000 shares of voting, non-cumulative Class C,D,E and F shares. The Company is obligated to acquire all of the 3,000,000 class C,D,E, and F shares for an aggregate purchase price of approximately $1,950,000 (net of unamortized discount of $192,000) by February 29, 1996 (Share Purchase Agreement). It is anticipated that proceeds for this purchase will be obtained from a public offering of the Company's common shares.

During the quarter ended May 31, 1995, as part of the purchase agreement, the Company arranged a second mortgage refinancing for one of the affiliates of Readyfoods in the amount of approximately $428,000, and provided a term loan of $292,160 to Readyfoods (Bridge Financing Obligation). The Company issued a total of 600,000 shares of its common stock as an inducement to the parties who provided the second mortgage financing. The funds for the term loan were obtained by the Company from the proceeds of the private placement of 2,069,988 shares of common stock. The term of the loan to Readyfoods provide for interest at 12%, maturity on June 1, 1996, and guarantees of RAC and certain affiliated companies of Readyfoods.

In June, 1995 Readyfoods paid off BNY Canada from the proceeds of a new bank loan arranged for it by Value's consultants. This new credit facility is in the amount of C$13,400,000 (canadian dollars). Part of the proceeds were used to retire the first mortgage on Readyfoods manufacturing plant in Winnipeg, Manitoba. The balance of the credit facility will be used to finance the Company's receivables and inventory.

             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28. 1995


NOTE 3: BUSINESS ACQUISITION (CONTINUED)

The Company is obligated to advance to RAC by way of additional capital contributions with respect to the class B shares by February 29, 1996, the amount necessary to retire the outstanding debt of Readyfoods to Barclay Bank of Canada and Newcourt Credit, and all amounts owing to any secured lenders which have advanced monies to replace such indebtedness (the "Permanent Financing Obligations"). Such debt totals approximately $4,826,500 as of August 31, 1995. It is anticipated by the Company that the funds to retire such debt will be obtained from the proceeds of a public offering of its common stock.

If the Company fails to complete the transactions contemplated by the Permanent Financing Obligations by the dates indicated, the Levenstein Group has the right to require the Company to sell 10,800,001 class B shares of RAC for a purchase price equal to the redemption amount thereof. Immediately thereafter, the Company is to assign to RAC the amount receivable by the Company with respect to the Bridge Financing Obligation, which will be considered capital contribution on the part of the Company to RAC. In the event the Levenstein Group does not exercise the option described above, RAC has the right to redeem 11,370,000 of its issued class
B shares for a purchase price equal to the redemption amount thereof.Immediately thereafter, the Company is to assign to RAC the amount receivable by the Company with respect to the Bridge Financing Obligation which will be considered a capital contribution on the part of the Company to RAC.

Under the terms of the Exchange Agreement dated February 24, 1995, the Levenstein Group has the right to exchange their class A shares of RAC for shares of the Company's common stock. In the year ending February 23, 1997, the Levenstein Group may exchange shares equal to the lesser of 9.9% of the aggregate number of shares of common stock of the Company then outstanding, or one-third of the number of class A shares of RAC held by the Levenstein Group; in the year ending February 23, 1998, the lesser of 9.9% of the outstanding common shares of the Company, or two-thirds of the class A shares of RAC; and after February 23, 1998, the Levenstein Group may exchange up to 100% of the class A shares of RAC for Company shares. In accordance with the provisions of the Exchange Agreement, a total of approximately 26,978,400 shares of the Company's common stock are issuable upon conversion of all class A shares of RAC. In the opinion of management, based upon the intent of the parties to the Share Purchase Agreement, the substance of the acquisition agreement is that rights inherent in the conversion into shares of the Company's common stock are reasonably expected to be exercised. Accordingly, the fair value of the common stock conversion rights under the Exchange Agreement has been reflected
             VALUE HOLDINGS, INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28. 1995


NOTE 3: BUSINESS ACQUISITION (CONTINUED)

as an element of stockholders' equity in the accompanying financial statements.

The Company has recorded its investment in RAC at the present value of its obligation under the Share Purchase Obligation ($1,950,000), the estimated fair value of the shares of common stock which the Company will issue under the conversion rights of the class A shares of RAC ($4,535,000), and direct costs incurred ($109,400). The Company is accounting for its investment on the equity method until such time as it has fulfilled its various obligations under the Permanent Financing Obligations and Share Purchase Obligations; upon fulfillment of these obligations, the Company will account for these acquisition under the purchase method.

The following is a condensed balance sheet of Readyfoods and its affiliates as of August 31, 1995 and February 28, 1995 and a condensed statement of loss for the six months ended August 31, 1995:
                          August 31, 1995    February 28, 1995

                             ASSETS

  Current Assets            $  4,355,194       $  5,613,664
  Fixed Assets                 2,007,754          2,755,475
  Other Assets                   594,777          1,516,241
                              ----------         ----------
                            $  6,957,726       $  9,885,380
                              ==========         ==========

                           LIABILITIES

  Current Liabilities       $  4,797,803       $  7,846,576
  Long-term Liabilities        1,110,416            673,529
                             -----------         ----------
                               5,908,219          8,520,105
                             -----------         ----------

                      SHAREHOLDERS' EQUITY

  Capital Stock                   88,726            230,455
  Contributed Surplus             51,928             71,046
  Retained Earnings              908,854          1,063,774
                              ----------         ----------
                               1,049,508          1,365,275
                              ----------         ----------
                            $  6,957,726       $  9,885,380
                              ==========         ==========

            VALUE HOLDINGS, INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28. 1995



NOTE 3: BUSINESS ACQUISITION (CONTINUED)


                                            August 31, 1995

                        STATEMENT OF LOSS

   Revenues                                   $16,921,427

   Operating Expenses                          16,412,015
                                               ----------
   Income before interest,
    depreciation and
    amortization                                  509,412

   Interest                                       269,655

   Depreciation and amortization                  386,420
                                               ----------
   Net (loss)                                 $  (146,663)

                                               ==========
NOTE 4: JOINT VENTURE AGREEMENT

   On June, 1994 the Company entered into a joint venture agreement with Family Steak Houses of Miami, Inc. to convert two of Family's 8 Sizzler restaurants to the Cami concept and operate them. The Company has a 51% interest in the joint venture and had been accounting for same on a consolidated basis. The joint venture agreement will be terminated on December 31, 1995, for which the Company has decided to account for its interest in the operations of the joint venture for the current fiscal year on an equity basis.


NOTE 5: PENDING LITIGATION

In June, 1994 a lawsuit was filed in the Circuit Court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with, the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of


            VALUE HOLDINGS, INC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28. 1995


NOTE 5: PENDING LITIGATION (CONTINUED):

the Company or Cami Restaurant Corp., including the President of the Company and of Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff seeks damages in excess of $4,600,000, interest and attorneys' fees, as well as an order declaring the purchase of assets void. Management of the Company believes this suit to be without merit and intends to contest it vigorously; however, an estimate of the likelihood of an unfavorable result cannot be made at this time.


NOTE 6: OTHER INCOME

Other income for the six months ended August 31, 1995 includes $76,000 representing the reversal of rents accrued during last fiscal for the Company's store in Cocoa Beach, Florida, which was closed in 1994 as part of the Company's restructuring plan. The Company is currently negotiating a settlement with Holiday Inn, the landlord, for past due rents and liens in exchange for monies due them by landlord for room and other charges; and firmly believes that the settlement will result in this reduction of amount due landlord.

NOTE 7: LICENSING AGREEMENT:

One June 1, 1995, the Company entered into a licensing agreement effective as of that date, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner in one of the Company's other restaurant locations. The Company is to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over $200,000. The licensing agreement is for an initial term of three years, with an option on the part of the licensee to renew the agreement for an additional three years.

Licensing fee income for the quarter ended August 31, 1995 was $48,104.

NOTE 8: RESTAURANT OPERATIONS:

There were no restaurant operations for the quarter ended August
31, 1995, since the restaurants were operated under a licensing agreement as per note 7 above, and under a joint venture agreement as per note 4 above.

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1995, AUGUST 31, 1994 AND FEBRUARY 28, 1995


NOTE 9: PENDING ACQUISITIONS


On June 23, 1995, the Company rescinded the purchase agreement of Excelle Brand Foods, Inc. which it had entered into on April 6, 1995, due to unexpected losses recorded by Excelle for their first quarter of 1995, and their inability to provide satisfactory business, contingency plans and cash flows.

In February 1995, the Company entered into a letter of intent to acquire all of the capital stock of Upper Canada Beverage Company, the U.S. distributor of Upper Canada Beer, a well known premium Canadian brand. The terms of the letter of intent provide, in part, for the Company to acquire UCBC for ten times earnings of UCBC for 1995, payable one quarter in cash and the balance in such number of shares of common stock based upon a value to be mutually agreed upon.

On July 27, 1995, the Company and Holly Foods accepted a letter of intent purchase 100% of the shares of Holly Foods, a company which manufactures fine cheese products. The purchase will be for $750,000 cash and shares. The actual purchase price will be determined by the 1995 year end profits of Holly Foods

On August 1, 1995, the Company entered into a letter of intent with MPS Research and Developments, a company in Barbados, to purchase 50% of their rights to all of Canada for the libido enhancing product known as Libido TM. Subsequently on August 7, 1995 the Company paid a deposit of $10,000 to MPS International Food Works, Inc. for the purchase of their rights to the United States and Mexico. The closing of the purchase rights has not taken place as of the date of this report and is pending on the Company's being able to complete its due diligence. There can be no guarantee that this transaction will close.


NOTE 10: SUBSEQUENT EVENTS

On October 6, 1995 Value Holdings received a letter form Indian Manufacturing Limited carrying on business as Indian Motorcycle regarding the granting of a non transferable exclusive license in trust for a company incorporated by Value Holdings, Inc., to manufacture package and distribute a new line of beer. Negotiations are ongoing and there can be no guarantee that they will be successful.







   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's results of operations reflect a net loss of $(220,645) for the quarter ended August 31, 1995 compared to a loss of ($732,743) for the same period in 1994; and $(194,431) for the six months ended August 31, 1995 compared to $(1,085,094) in 1994. Effective June 1, 1995 the restaurant operations were licensed to an independent operator (See note 2), therefore the Company shows no restaurant sales for the quarter ended August 31, 1995. Licensing fee revenue for the quarter was $48,104.

For the quarter and six months ended August 31, 1995, the Company reflects management fee revenue of $45,000, which consists of a monthly fee of $15,000 charged to Readyfoods Acquisition Corp., commencing June 1, 1995.

For the three and six months ended August 31, 1995 the Company is reflecting a $31,994 and $62,216 charge for its equity in the losses of unconsolidated subsidiaries Readyfoods Limited and affiliates, a company acquired on February 24, 1995 (See note 3); and CAMFAM,Inc., joint venture with Family Steakhouse, Inc. (See note 4).

Other income for the six months ended August 31, 1995 include
$76,000 representing the reversal of rents accrued in fiscal year ended February 28, 1995, for the Company's store in Cocoa Beach
(See note 6).

COSTS AND EXPENSES

During the quarter ended August 31, 1995, there were no costs or operating expenses for the restaurants as a result of the licensing agreement which commenced on June 1, 1995 (See note 2).

Selling, general and administrative expenses for the quarter decreased from $368,581 in 1994 to $137,914 in 1995; and for the six months decreased from $607,007 in 1994 to $182,592 in 1994. The decrease is the result of a significant reduction in administrative expenses and overhead as part of management plan to reduce expenses and increase cash flows from operations.

The Company has entered into a number of Consulting agreements for professional services. These agreements are being amortized over their term. The amortization relating to such agreements was $34,330 for the three months ended August 31, 1995 versus $97,454 for the comparable period in 1994; and $79,702 for the six months ended August 31, 1995 versus $255,472 for the same period in 1994.




LIQUIDITY AND CAPITAL RESOURCES

The Company's current objective is to grow through the acquisition of other profitable businesses (see Note 3 and 6) and to reduce its overhead expenses through the licensing of its restaurant operations (see Note 3 and 9). The Company also plans to continue raising equity funds from private placements of its common stock and through a proposed public offering (see Note 2).

As of August 31, 1995, the Company had outstanding payroll and sales taxes payable in the amount of $900,783, which represent outstanding payroll and sales tax liability, plus accrued penalties and interest, for periods prior to 1995. The Company has been paying the payroll and sales taxes for 1995 on a current basis. In February, 1995 the Company submitted an offer in compromise to the Internal Revenue Service and the Florida Department of Revenue, proposing to settle the amount of payroll and sales taxes payable through December 31, 1994 for approximately $365,000 and $270,000, respectively; payment to be made on October 1, 1995 or within acceptance of the offer, whichever is later. Neither entities have completed their review and consideration of the pending offers. The Company expects to obtain the funds necessary to satisfy these obligations from a proposed public offering of its securities.


CAPITAL EXPENDITURES AND DEPRECIATION

The Company did not make any major capital expenditure during the quarter ended August 31, 1995.





















               VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
            FOR THE THREE MONTHS ENDED AUGUST 31, 1995

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: October 14, 1995           By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    President

DATE: October 14, 1995           By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer

































                   PART II - OTHER INFORMATION




    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company filed no report on form 8-K during the quarter ended August 31, 1995