Form 10-Q
period 1995-11-30
VALUE HOLDINGS INC
filed 1996-01-30
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


        For the Quarter Ended            November 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 24,698,538  Shares as of

                        November 30, 1995



                 The Exhibit Index is on Page 17
                 This document contains 18 pages.




                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-------------------------------------------------------------------

                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for November 30, 1995
          and February 28, 1995................................3

         Consolidated Statement of Operations for the three
          months ended November 30, 1995 and 1994..............5

         Consolidated Statement of Operations for the nine
          months ended November 30, 1995 and 1994..............6

         Consolidated Statement of Cash Flows for the three
          months ended November 30, 1995 and 1994..............7

         Consolidated Statement of Cash Flows for the three
          months ended November 30, 1995 and 1994..............8


         Notes to Consolidated Financial Statements............9


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......15


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................17

         SIGNATURES...........................................18












              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                             ASSETS
                                        November 30, February 28,
                                           1995         1995
                                         ----------  ------------
Current Assets
 Cash                                 $   397,566   $      -0-
 Certificate of deposit, restricted          -0-        750,000
 Accounts receivable trade                225,942          -0-
 Inventories                                2,705        58,693
 Prepaid expenses and other assets        109,477       123,181
                                        ---------     ---------
                                          735,690       931,874

Receivable from Stockholders               52,533         3,533
Investment in and Advances to
 Unconsolidated Subsidiaries              (13,197)    6,594,400
Property and Equipment - Net of
 Accumulated Depreciation                 651,377       844,321
Costs in Excess of Net Assets
 of Business Acquired                   3,317,496     1,020,000
Intangible Assets                         440,531       517,665
Other Assets                              541,795        64,773
                                        ---------     ---------
                                      $ 5,726,225   $ 9,976,566
                                        =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Obligation to acquire unconsolidated
  subsidiary                          $      -0-    $ 1,950,000
 Note payable, bank                        46,653       735,000
 Note payable, other                       43,500        52,181
 Notes payable, stockholders and
  directors                               366,808       502,728
 Accounts payable                         329,152       618,213
 Payroll and sales taxes payable          859,877     1,059,908
 Accrued liabilities, other               231,188       536,200
                                        ---------     ---------
                                        1,877,178     5,454,230
                                        ---------     ---------
Long - Term Liabilities
 Stockholders                             287,875       287,875
 Minority interest                           -0-           -0-
                                        ---------     ---------
                                          287,875       287,875
                                        ---------     ---------
See accompanying notes.
Note: The balance sheet at February 28, 1995 has been taken from the audited financial statement at that date.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        November 30, February 28,
                                           1995         1995
                                        -----------  ------------

Stockholders' Equity
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  August 31, 1995 and February 28,
  1995, at liquidation value              750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized;
  issued and outstanding
  24,698,538 and 14,471,732 at
  November 30, 1995 and February 28,
  1995 respectively                         2,470        1,447
 Common stock conversion rights under
  exchange agreement                    2,400,000    4,535,000
 Capital in excess of par              10,519,742    9,133,971
 Deficit                              (10,084,772) (10,053,157)
 Deferred consulting agreements           (26,268)    (132,800)
                                      -----------   ----------
                                        3,561,172    4,234,461
                                      -----------   ----------
                                     $  5,726,225  $ 9,976,566
                                      ===========   ==========


















See accompanying notes.
Note: The balance sheet at February 28, 1995 has been taken from the audited financial statement at that date.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               QUARTER ENDED
                                       November 30,   November 30,
                                           1995            1994
REVENUES                                 ----------     ---------
 Restaurant sales                    $       -0-     $  1,683,352
 Equity in income (loss) of
  unconsolidated subsidiaries               81,752           -0-
 Licensing fee                              51,320           -0-
 Management fee                               -0-            -0-
 Gain on disposition of unconsolidated
  subsidiary                               111,791           -0-
 Interest and other                         36,293        122,822
                                         ----------     ----------
                                           281,156      1,806,174
                                         ----------     ----------
COSTS AND EXPENSES, Other than
 Cost of restaurant sales                     -0-         735,836
 Payroll and related costs                    -0-         642,184
 Occupancy                                    -0-         195,366
 Other restaurant operating expenses          -0-         218,122
 Selling, general and administrative         4,630        297,963
                                         ----------     ----------
                                             4,630      2,089,471
                                         ----------     ----------
INCOME (LOSS) BEFORE DEPRECIATION AND
 AMORTIZATION, OTHER CHARGES AND
 MINORITY INTEREST                         276,526       (283,297)
                                         ---------      ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements         38,080        220,955
 Depreciation                               49,720        105,178
 Amortization intangible assets             57,586         86,948
                                         ----------     ----------
                                           145,386        413,081
                                         ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES AND
 MINORITY INTEREST                         131,140       (696,378)
                                         ---------      ---------
OTHER CHARGES
 Interest expense                          (63,961)        33,745
                                         ----------     ----------

INCOME (LOSS) BEFORE MINORITY INTEREST     195,101       (730,123)
 Minority Interest                            -0-          24,100
                                         ----------     ----------
NET INCOME (LOSS)                    $     195,101   $   (706,023)
                                         ==========     ==========

NET INCOME (LOSS) PER SHARE          $       0.008   $     (0.057)
                                         ==========     ==========
See accompanying notes.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                             NINE MONTHS ENDED
                                        November 30,   November 30,
                                           1995            1994
REVENUES                                 ----------     ---------
 Restaurant sales                    $    1,232,547  $  5,178,972
 Equity in income (loss) of
  unconsolidated subsidiaries                19,536          -0-
 Licensing fee                               99,424          -0-
 Management fee                              45,000          -0-
 Gain on disposition of unconsolidated
  subsidiary                                111,791
 Interest and other                         129,869       182,868
                                         ----------     ----------
                                          1,638,167     5,361,840
                                         ----------     ----------
COSTS AND EXPENSES, Other than
 Cost of restaurant sales                   518,694     2,181,082
 Payroll and related costs                  358,122     1,703,641
 Occupancy                                   84,777       508,923
 Other restaurant operating expenses         78,258       799,670
 Selling, general and administrative        187,222       904,970
                                         ----------     ----------
                                          1,227,073     6,098,286
                                         ----------     ----------
INCOME (LOSS) BEFORE DEPRECIATION AND
 AMORTIZATION, OTHER CHARGES AND
 MINORITY INTEREST                          411,094      (736,446)
                                          ---------     ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements         117,782       476,427
 Depreciation                               142,261       249,238
 Amortization intangible assets             140,884       263,403
                                         ----------     ----------
                                            400,927       989,068
                                         ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES AND
 MINORITY INTEREST                           10,167    (1,725,514)

OTHER CHARGES
 Interest expense                             9,497       113,803
                                         ----------     ----------
INCOME (LOSS) BEFORE MINORITY INTEREST          670    (1,839,317)
 Minority Interest                             -0-         69,876
                                         ----------     ----------
NET INCOME (LOSS)                    $          670  $ (1,769,441)
                                         ==========     ==========

NET INCOME (LOSS) PER SHARE          $        0.000  $     (0.152)
                                         ==========     ==========

See accompanying notes.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                                 QUARTER ENDED
                                         November 30,  November 30,
                                             1995            1994
Cash Flows From Operating Activities:     ---------      ---------
 Net income (loss)                       $  195,101   $  (684,347)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                  30,000          -0-
  Depreciation                               49,720       105,178
  Amortization, intangible assets            57,586        86,948
  Amortization, consulting agreements        38,080       220,955
  Equity earnings unconsolidated subsidiary (81,752)         -0-
  Gain on disposition unconsolidated sub.  (111,791)         -0-
  Minority interest                            -0-        (45,776)
 (Increase) decrease in current assets:
   Inventory                                   -0-         (8,875)
   Prepaid expenses and other assets         (8,466)       31,193
  Increase (decrease) in current liabilities:
   Accounts payable                         (73,600)      171,215
   Accrued liabilities                     (239,288)       92,721
   Other                                    (23,465)         -0-
                                          ----------    ----------
Net cash provided (used) by operating       (167,875)      (30,788)
  activities                              ----------    ----------
Cash Flows From Investing Activities:
 (Additions) dispositions of property
  and equipment                                 -0-      (119,136)
 Cashing of Certificate of Deposit              -0-          -0-
 Proceeds disposition unconsolidated sub.   297,360          -0-
 Investment and advances to uncons. sub.    216,316          -0-
 Disposition of lease                          -0-         67,441
 Advances (repayments) to stockholders         -0-           -0-
                                          ----------    ----------
Net cash used by investing activities       513,676       (51,695)
Cash Flows From Financing Activities:     ----------    ----------
 Proceeds (repayments) stockholder loans    (98,235)      (21,876)
 Proceeds borrowings - others                  -0-         50,000
 Issuance of common stock                      -0-           -0-
 Deposit on sale of stock                   150,000          -0-
 Dividends paid                                -0-           -0-
 Payments on bank and long term debt           -0-         (5,409)
 Minority interest                             -0-         57,500
                                          ----------   ----------
Net cash used by financing activities        51,765        80,215
                                          ----------   ----------
Increase (Decrease) in Cash                 397,566        (2,268)
Cash and Cash Equivalents at Beginning          -0-         6,821
 of Period                                ----------   ----------
Cash and Cash Equivalents at End
 of Period                               $  397,566   $     4,553
See accompanying notes.                   ==========   ==========
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                              NINE MONTHS ENDED
                                          November 30, November 30,
                                             1995            1994
Cash Flows From Operating Activities:     ---------      ---------
 Net income (loss)                       $      670   $(1,769,441)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                  32,500        18,750
  Depreciation                              142,261       249,238
  Amortization, intangible assets           140,884       263,402
  Amortization, consulting agreements       117,782       476,427
  Equity earnings unconsolidated subsidiary (19,536)         -0-
  Gain on disposition unconsolidated sub.  (111,791)         -0-
  Minority interest                            -0-        (69,876)
 (Increase) decrease in current assets:
   Inventory                                 31,780       (38,155)
   Prepaid expenses and other assets        (11,275)       77,100
  Increase (decrease) in current liabilities:
   Accounts payable                        (279,559)      166,703
   Accrued liabilities                     (583,538)      225,911
   Other                                    (23,465)         -0-
                                          ----------    ----------
Net cash provided (used) by operating       (563,287)     (399,940)
  activities                              ----------    ----------
Cash Flows From Investing Activities:
 (Additions) dispositions of property
  and equipment                               17,890     (365,050)
 Cashing of Certificate of Deposit           750,000         -0-
 Proceeds disposition unconsolidated sub.    297,360         -0-
 Investment and advances to uncons. sub.    (100,000)        -0-
 Disposition of lease                          -0-         67,441
 Advances (repayments) to stockholders        (1,500)      (7,980)
                                          ----------    ----------
Net cash used by investing activities       963,750      (305,589)
Cash Flows From Financing Activities:     ----------    ----------
 Proceeds (repayments) stockholder loans   (203,725)      398,650
 Proceeds borrowings - others                  -0-        105,000
 Issuance of common stock                   826,794        80,000
 Deposit on sale of stock                   150,000          -0-
 Dividends paid                             (32,285)         -0-
 Payments on bank and long term debt       (743,681)      (32,117)
 Minority interest                             -0-        126,710
                                          ----------   ----------
Net cash used by financing activities        (2,897)      678,243
                                          ----------   ----------
Increase (Decrease) in Cash                 397,566       (27,286)
Cash and Cash Equivalents at Beginning          -0-        31,839
 of Period                                ----------   ----------
Cash and Cash Equivalents at End
 of Period                               $  397,566   $      4,553
See accompanying notes.                   ==========   ==========
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      NOVEMBER 30, 1995, NOVEMBER 30, 1994 AND FEBRUARY 28, 1995



NOTE 1: BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruc-tions to Form 10Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consist-ing of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ending February 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1995.


NOTE 2: GOING CONCERN

The accompanying consolidated financial statements assume the continuity of the Company as a going concern. However, as reflected in the consolidated financial statements, the Company had net income of $670 for the nine months ended November 30, 1995, but incurred net losses of $(1,769,441) for the nine months ended November 30, 1994, and suffered a net loss of $(4,830,716) for the fiscal year ended February 28, 1995. In addition, the Company's consolidated financial position reflects a working capital deficiency of $1,141,488 at November 30, 1995 and $4,522,356 at February 28, 1995.

Additionally, the Company has accumulated unpaid payroll and sales taxes payable of $859,877 at November 30, 1995 and $1,059,908 at February 28, 1995 and has significant investment in goodwill and other intangible assets , the recoverability of which is dependent upon the success of forecasted future operations.

These conditions, absent successful effectuation of management's plans, raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:



             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      NOVEMBER 30, 1995, NOVEMBER 30, 1994 AND FEBRUARY 28, 1995


NOTE 2: GOING CONCERN (Continued)

1. Acquisition of businesses

The Company plans to make strategic acquisitions of other profitable businesses as these opportunities develop. In this connection, the Company acquired Readyfoods Limited and certain affiliated companies in late February 1995, and disposed of this investment on October 31, 1995 (See note 3). It acquired Upper Canada Beverage Corp. on November 30, 1995 (See note 3), and invested in Equashare Management, Inc. on December 1, 1995 (See note 11). It has entered into letters of intent to acquire Holly Foods Company and Don Valley Brewing Limited (See note 10). The Company has also entered into letters of intent with two different Companies to acquire the distribution rights to new products (See note 11).


2. Licensing of restaurant operations

Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator (See note 4). The company expects that this licensing agreement should result in net earnings and cash flows from operating activities of approximately $300,000 annually over the term of the agreement.


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

             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOVEMBER 30, 1995, NOVEMBER 30, 1994 AND FEBRUARY 28, 1995


NOTE 3: BUSINESS ACQUISITIONS

Readyfoods, Inc. -


On February 24, 1995 the Company, through a newly established subsidiary, Readyfoods Acquisition Corp. ("RAC"), acquired all of the outstanding capital stock of Readyfoods Limited and certain affiliated companies ("Readyfoods"). Readyfoods and its affiliated companies both import and process poultry products for sale to retail chains, specialty stores and institutions in the Canada and U.S. markets.

On October 31, 1995 the Company sold its interest in Readyfoods,
Inc. and realized a gain of $111,791 on the disposition.


Upper Canada Beverage Company -


On November 30, 1995 the Company, through its wholly owned subsidiary Value Beverage Company, Inc., acquired all the outstanding capital stock of The Trade Group, Inc., a shell company that holds the shares of Upper Canada Beverage Corp. The purchase was for $2.5 million, with $100,000 paid in cash and the balance in stock of a wholly owned subsidiary of Value Holdings valued at $1 per share and convertible into shares of Value Holdings, Inc. The transaction has been accounted for as a purchase.

Upper Canada Beverage Corp. is an established importer, marketer, and distributor of high margin alcoholic and nonalcoholic beverages.

Following is a proforma statement of operations of Upper Canada
Beverage Corp. for the eleven months ended November 30, 1995:



                Sales              $   852,801

                Cost of sales          208,865

                Expenses                70,211

                Net Income         $   138,654






             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOVEMBER 30, 1995, NOVEMBER 30, 1994 AND FEBRUARY 28, 1995


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


NOTE 5: PENDING LITIGATION

In June, 1994 a lawsuit was filed in the Circuit Court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with, the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of the Company or Cami Restaurant Corp., including the President of the Company and of Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certainfiduciary duties to the plaintiff. The plaintiff seeks damages in excess of $4,600,000, interest and attorneys' fees, as well as an order declaring the purchase of assets void. Management of the Company believes this suit to be without merit and intends to contest it vigorously; however, an estimate of the likelihood of an unfavorable result cannot be made at this time.


NOTE 6: OTHER INCOME

Other income for the three and nine months ended November 30, 1995 includes $35,833 and $111,833 respectively representing the reversal of rents accrued during last fiscal for the Company's store in Cocoa Beach, Florida, which was closed in 1994 as part of the Company's restructuring plan. The Company is currently negotiating a settlement with Holiday Inn, the landlord, for past due rents and liens in exchange for monies due them by landlord for room and other charges; and firmly believes that the settlement will result in this reduction of amount due landlord.




             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    NOVEMBER 30, 1995, NOVEMBER 30, 1994 AND FEBRUARY 28, 1995




NOTE 7: LICENSING AGREEMENT:

One June 1, 1995, the Company entered into a licensing agreement effective as of that date, whereby it licensed the operatio ns of its restaurant facilities to an independent operator who is involved as a joint venture partner in one of the Company's other restaurant locations. The Company is to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over $200,000. The licensing agreement is for an initial term of three years, with an option on the part of the licensee to renew the agreement for an additional three years.

Licensing fee income for the three and nine months ended November
31, 1995 was $ 51,320 and $99,424 respectively.


NOTE 8: RESTAURANT OPERATIONS:

There were no restaurant operations for the quarter ended November 30, 1995, since the restaurants were operated under a licensing agreement as per note 7 above, and under a joint venture agreement as per note 4 above.

NOTE 9: GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three months ended
November 30, 1995 reflect the reversal and write-off of charges accrued in prior quarters which are no longer due, totalling
$212,404.


NOTE 10: PENDING ACQUISITIONS

On June 23, 1995, the Company rescinded the purchase agreement of Excelle Brand Foods, Inc. which it had entered into on April 6, 1995, due to unexpected losses recorded by Excelle for their first quarter of 1995, and their inability to provide satisfactory business, contingency plans and cash flows.

On July 27, 1995, the Company and Holly Foods accepted a letter of intent to purchase 100% of the shares of Holly Foods, a company which manufactures fine cheese products. The purchase will be for $750,000 cash and shares. The actual purchase price will be determined by the 1995 year end profits of Holly Foods

            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NOVEMBER 30, 1995, NOVEMBER 30, 1994 AND FEBRUARY 28, 1995


NOTE 10: PENDING ACQUISITIONS (CONTINUED):

On November 5, 1995, the Company entered into a letter of intent with Don Valley Brewing Company, Limited to purchase up to 100% but not less than 80% of the capital stock of the Company. The purchase price will be C$2,000,000, payable C$500,000 in cash at closing and the balance in common shares of Value Holdings, Inc., the number of shares to be determined at closing. Don Valley Brewing Company, Limited operates Conners Brewery in Ontario, Canada, which manufactures and distributes premium beers throughout Canada and the U.S.



NOTE 11: SUBSEQUENT EVENTS

On October 6, 1995 Value Holdings received a letter form Indian Manufacturing Limited carrying on business as Indian Motorcycle regarding the granting of a non transferable exclusive license to Indian Brewing Corporation, a wholly owned subsidiary of Value Holdings, Inc., to manufacture package and distribute a new line of beer. The license was signed on January 8, 1996.

On December 20, 1995 the Company executed an agreement with MPS International Food Works Incorporated wherein The Trade Group, Inc., a wholly owned subsidiary of Value Holdings, Inc., paid a $5,000 deposit in return for the license of the product known as Libido for the United States and Mexico. A further sum of $45,000 is due 30 days from the date of closing. Furthermore, on December 21, 1995 the Company executed an agreement for the license of the product in Europe, paying $20,000 cash for that license plus an additional $20,000 in shares of Value Holdings, Inc. which is due 90 days after closing. The Company plans to develop an isotonic beverage using the product.

On December 1, 1995 the Company acquired approximately 14% of the outstanding shares of a public company called Equashare Management, Inc., which trades its shares over the counter in Toronto. This Company is licensed to sell all the optical and hearing aids and home improvements in the Hudson Bay department stores, Canada's largest retailer, with annual sales of over C$11,000,000.







   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's results of operations reflect a net income of $195,101 for the quarter ended November 30, 1995 compared to a loss of ($706,023) for the same period in 1994; and net income of $670 for the nine months ended November 30, 1995 compared to $(1,769,441) in 1994. Effective June 1, 1995 the restaurant operations were licensed to an independent operator (See note
7),therefore the Company shows no restaurant sales for the quarter ended November 30, 1995. Licensing fee revenue for the three and nine months ended November 30, 1995 were $51,320 and $99,424 respectively.

For the nine months ended November 30, 1995, the Company reflects management fee revenue of $45,000, which consists of a fee charged to Readyfoods Acquisition Corp., for the period from June 1, 1995 to August 31, 1995.

For the three and nine months ended November 30, 1995, the Company reflects a gain of $111,791 realized on the disposition of the investment in Readyfoods, Inc. (See note 3).

Other income for the three and nine months ended November 30, 1995 include $35,833 and $111,833 respectively representing the reversal of rents accrued in fiscal year ended February 28, 1995, for the Company's store in Cocoa Beach (See note 6).

COSTS AND EXPENSES

During the quarter ended August 31, 1995, there were no costs or operating expenses for the restaurants as a result of the licensing agreement which commenced on June 1, 1995 (See note 7).

Selling, general and administrative expenses for the quarter decreased from $297,963 in 1994 to $4,630 in 1995; and for the nine months decreased from $904,970 in 1994 to $187,222 in 1995. The decrease resulted in part from the reversal and write-off during the quarter of charges accrued in prior periods which are no longer due (See note 9) and to a significant reduction in administrative expenses and overhead as part of management plan to reduce expenses and increase cash flows from operations.

The Company has entered into a number of Consulting agreements for professional services. These agreements are being amortized over their term. The amortization relating to such agreements was $38,080 for the three months ended November 30, 1995 versus $220,955 for the comparable period in 1994; and $140,884 for the nine months ended November 30, 1995 versus $476,427 for the same period in 1994.




LIQUIDITY AND CAPITAL RESOURCES

The Company's current objective is to grow through the acquisitionof other profitable businesses (see Note 3, 10 and 11) and to reduce its overhead expenses through the licensing of its restaurant operations (see Note 4 and 7). The Company also plans to continue raising equity funds from private placements of its common stock and through a proposed public offering (see Note 2).

As of November 30, 1995, the Company had outstanding payroll and sales taxes payable in the amount of $859,877, which represent outstanding payroll and sales tax liability, plus accrued penalties and interest, for periods prior to 1995. The Company has been paying the payroll and sales taxes for 1995 on a current basis. In February, 1995 the Company submitted an offer in compromise to the Internal Revenue Service and the Florida Department of Revenue, proposing to settle the amount of payroll and sales taxes payable through December 31, 1994 for approximately $365,000 and $270,000, respectively; payment to be made on October 1, 1995 or within acceptance of the offer, whichever is later. Neither entities have completed their review and consideration of the pending offers. The Company expects to obtain the funds necessary to satisfy these obligations from a proposed public offering of its securities.


CAPITAL EXPENDITURES AND DEPRECIATION

The Company did not make any major capital expenditure during the quarter ended November 30, 1995.
























                   PART II - OTHER INFORMATION




    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company filed two reports on form 8-K during the quarter ended November 30, 1995, one on October 31, 1995 and another on November 30, 1995.











































               VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
            FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: January 14, 1996           By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    Vice-President

DATE: January 14, 1996           By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer