Form 10-Q
period 1996-05-31
VALUE HOLDINGS INC
filed 1996-07-19
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended              May 31, 1996

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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 51,206,068  Shares as of
                         May 31, 1996




                 The Exhibit Index is on Page 27
                 This document contains 28 pages.




                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

- -------------------------------------------------------------------

                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for May 31, 1996 and
           February 29, 1996...................................3

         Consolidated Statement of Operations for the three
          months ended May 31, 1996 and 1995...................4

         Consolidated Statement of Cash Flows for the three
          months ended May 31, 1996 and 1995...................5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......24


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................27

         SIGNATURES...........................................28




















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                             ASSETS
                                           May 31,   February 29,
                                            1996        1996
Current Assets                           ----------  ------------
 Cash                                 $    13,022   $    15,686
 Accounts receivable                       11,025        34,163
 Notes receivable:
  Forest Hill Capital Corp., net of
   allowance of $400,000                1,210,376     1,210,376
  Virilite Neutracutical Corp., net
   of deferred gain of $86,251 in May
   and $172,502 in February                13,749        27,498
  Other                                   121,314       161,204
 Prepaid expenses and other assets         73,057        23,436
                                        ---------     ---------
                                        1,442,543     1,472,363
                                        ---------     ---------

Receivable from Stockholders               52,542        52,542
Investment in Affiliated Companies        283,987       259,638
Property and Equipment - Net of
 Accumulated Depreciation                 543,083       593,367
Costs in Excess of Net Assets
 of Business Acquired                     860,625       892,500
Intangible Assets                         943,682       978,792
Other Assets                               15,448         8,047
                                        ---------     ---------
                                      $ 4,141,910   $ 4,257,249
                                        =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Note payable, other                  $    43,500   $    43,500
 Notes payable, stockholders and
  directors                               345,502       338,157
 Accounts payable                         512,761       469,062
 Payroll and sales taxes payable        1,163,046     1,157,389
 Accrued liabilities, other               165,085       148,404
                                        ---------     ---------
                                        2,229,894     2,156,512

                                        ---------     ---------
Long Term Liability - Stockholder         287,875       287,875
Minority Interest                         449,100       460,000






              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                           May 31,   February 29,
                                           1996         1996
                                        -----------  ------------

Stockholders' Equity
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  May 31, 1996 and February 29,
  1996, at liquidation value              750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized;
  issued and outstanding
  51,206,068 and 44,206,068 at
  May 31, 1996 and February 29,
  1996 repectively                          5,120        4,420
 Capital in excess of par              13,024,910   12,675,611
 Deficit                              (12,601,597) (12,077,169)
 Currency exchange                         (3,392)       -0-
                                      -----------   ----------
                                        1,175,041    1,352,862
                                      -----------   ----------
                                     $  4,141,910  $ 4,257,249
                                      ===========   ==========


















See accompanying notes.



                                3
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               QUARTER ENDED
                                       May 31, 1996   May 31, 1995
REVENUES                               ------------   ------------
 Beverage sales                      $      43,176   $       -0-
 Restaurant sales                             -0-       1,232,547
 Equity in income (loss) of
  unconsolidated subsidiaries               24,349        (26,639)
 Licensing fee                              64,603           -0-
 Interest and other                         44,443         83,864
                                         ----------     ----------
                                           176,571      1,289,772
COSTS AND EXPENSES, Other than           ----------     ----------
 Depreciation, Amortization and Other Charges
 Cost of beverage sales                     40,216           -0-
 Cost of restaurant sales                     -0-         518,694
 Payroll and related costs                    -0-         358,122
 Occupancy                                    -0-          84,777
 Other restaurant operating expenses          -0-          78,258
 Selling, general and administrative       623,987         48,261
                                         ----------     ----------
                                           664,203      1,088,112
INCOME (LOSS) BEFORE DEPRECIATION AND    ----------     ----------
 AMORTIZATION, OTHER CHARGES AND
 MINORITY INTEREST                        (487,632)       201,660
                                         ---------      ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements           -0-          45,372
 Depreciation                               50,284         52,306
 Amortization of goodwill                   31,875           -0-
 Amortization intangible assets             35,111         25,711
                                         ----------     ----------
                                           117,270        123,389
INCOME (LOSS) BEFORE OTHER CHARGES       ----------     ----------
 AND MINORITY INTEREST                    (604,902)        78,271
                                         ---------      ---------
OTHER (CHARGES) AND INCOME
 bInterest expense                          (16,677)       (52,057)
 Recognized gain sale of license            86,251           -0-
                                         ----------     ----------
                                            69,574        (52,057)
                                         ----------     ----------
INCOME (LOSS) BEFORE MINORITY INTEREST    (535,328)        26,214
Minority Interest                           10,900           -0-
                                         ----------     ----------
NET INCOME (LOSS)                    $    (524,428)  $     26,214
                                         ==========     ==========
NET INCOME (LOSS) PER SHARE          $      (0.011)  $      0.002
                                         ==========     ==========
OUTSTANDING SHARES FOR EPS COMPUTATION   47,021,285     16,182,817
                                         ==========     ==========
See accompanying notes.           4

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                                 QUARTER ENDED
                                         May 31, 1996  May 31, 1995
Cash Flows From operating Activities:    ------------  ------------
 Net income (loss)                       $ (524,428)  $    26,214
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                 350,000          -0-
  Depreciation                               50,284        52,306
  Amortization of goodwill                   31,875          -0-
  Amortization, intangible assets            35,111        25,711
  Amortization, consulting agreements          -0-         45,372
  Recognized gain sale of license           (86,251)         -0-
  Equity (earnings) losses unconsolidated
   subsidiaries                             (24,349)       30,222
  Minority interest                         (10,900)        3,513
 (Increase) decrease in current assets:
   Accounts receivable                       23,138          -0-
  Inventory                                     -0-        16,277
  Prepaid expenses and other assets         (49 621)       96,460
  Increase (decrease) in current liabilities:
   Accounts payable                          43,699       (52,696)
   Accrued liabilities                       22,338      (296,400)
   Other                                     (7,403)         -0-
                                          ----------    ----------
Net cash (used) by operating acitivities    (146,507)     ( 53,021)
                                          ----------    ----------
Cash Flows From Investing Activities:
 Dispositions of property and equipment        -0-         (4,985)
 Repayment of loans affiliated companies    100,000          -0-
 Advances to unconsolidated subsidiaries       -0-       (292,160)
 Advances (repayments) to others             39,890          -0-
                                          ----------    ----------
Net cash provided (used) by investing        139,890     (297,145)
 activities                                ----------    ----------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder
  borrowings                                  7,345      (12,817)
 Issuance of common stock                      -0-       389,798
 Dividends paid                                -0-       (26,285)
 Payments on bank and long term debt           -0-          (530)
                                          ----------   ----------
Net cash provided (used) by financing         7,345      350,166
 activities                               ----------   ----------
Effect of Exchange Rate Changes              (3,392)        -0-
                                          ----------   ----------
Increase (Decrease) in Cash                  (2,664)        -0-
Cash and Cash Equivalents Beginning          15,686         -0-
                                          ----------   ----------
Cash and Cash Equivalents Ending        $    13,022  $      -0-
                                          ==========   ==========
See accompanying notes.         5

                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and include all the information and disclosures required for complete financial statements.

The Company has not filed its 10K report for the fiscal year ended February 29, 1996. On July 3, 1996, the Miami based firm of Rachlin Cohen and Holtz resigned as the Company's auditors, as reported on form 8K dated July 11, 1996. The resignation postponed the completion of the audit of the Company's financial statements for the year ended February 29, 1996. The Company has engaged new auditors to complete the audit and has an estimated target date for filing form 10K of August 5, 1996.

The Company does not expect the audited financial information to be presented in form 10K, once it is filed, to be significantly different from the unaudited information presented in this report.

Business

The Company is in the business of acquiring businesses with the goal of building well-run, independent subsidiaries who have solid market niches.

Until June 1, 1995, the company operated a chain of seafood restaurants (Cami's, The Seafood Place) primarily in South Florida (Dade and Broward counties). On that date, the Company licensed the operations of the restaurants to an independent operation.

The Company has a majority interest in a subsidiary that is involved in the distribution of beverage products (primarily beer and other alcoholic and non-alcoholic beverages) throughout the United States and Canada.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimate

                                6
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Estimates that are particularly susceptible to change in the near term include the allowance on the notes receivable due from affiliated companies, evaluation of the recoverability of goodwill and other intangible assets, and estimates of accrued penalties and interest on the payroll and sales taxes payable.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major betterment and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense currently.

Depreciation is computed on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

     Furniture, fixtures and equipment - 5 to 10 years
     Leasehold improvements - Life of the lease

Cost in Excess of Net Assets Acquired

Cost in excess of net assets of businesses acquired ("goodwill") represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami's, The seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 years (see Note 21).

It is the Company's policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management's plans with regard to future operations (see Note 2), and represent management's best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company's investment in goodwill intangible and other long-lived assets.




                                7
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 15 years.

Loss per common share

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 47,021,285 shares in 1996, 16,182,817 shares in 1995. All such number of shares gives effect to the reverse stock split effected in August 1992.


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the quarter ended May 31, 1996 and the year ended February 29, 1996, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company has incurred net losses of $524,428 for the quarter ended May 31, 1996 and $2,211,915 for the fiscal year ended February 29, 1996. In addition, the Company's consolidated financial position reflects a working capital deficiency of $787,351 at May 31, 1996 and $684,149 at February 29, 1996.

Additionally, the Company has accumulated unpaid payroll and sales taxes payable of $ 1,163,046 at May 31, 1996 and $1,157,389 at
February 29, 1996 (see Note 12), has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 18) and has incurred significant commitments in connection with the pending acquisitions (see Note 19).







                                8
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:

 1.  Acquisition of business

     The Company plans to make strategic acquisitions of other profitable businesses as these opportunities develop. In this connection, the Company acquired The Trade Group, Inc. and its wholly-owned subsidiary, Consolidated Beverage Corp. in late November 1995 (see Note 3); executed a license agreement with the owners of the trade mark of Indian Motorcycle to obtain the exclusive rights to develop, manufacture and distribute a full line of beer; and has entered into a letter of intent to acquire Conners Brewers (Don Valley Brewery (1990)) in June 1996 (see Note 19).

 2.  Licensing of restaurant operations

     Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator (see Note 18). The Company expects that this licensing agreement should result in net cash flows from operating activities over the term of the agreement.

 3.  Equity infusion from sale of securities

     The Company plans to raise equity funds from private placements of its common stock, and plans to sell additional shares of common stock in a proposed public offering.

 4.  Stockholder financing

     Certain stockholders of the Company have provided financing by means of debt financing. The Company expects that these stockholders will continue to provide financing for the Company, by means of additional debt or equity financing.





                                9
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Payroll and Sales Taxes Payable

As more fully discussed in Note 12, the Company has recorded an aggregate liability of $1,163,046 for unpaid payroll and sales taxes payable as of May 31, 1996. These taxes payable represent the unpaid balance of Federal withholding and social security taxes and state sales taxes or certain quarters of 1993 and 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the taxing authorities as a result of non-remittance of these taxes.

In February 1996, the Company submitted an offer in compromise to the Internal Revenue Service and the State of Florida, proposing to settle the amount of the payroll and sales taxes for an aggregate of approximately $635,000, payment of which is proposed to be made within 30 days of the acceptance of the offer. Neither of the taxing authorities has yet completed their review and consideration of the pending offers. At such time as the pending offers are accepted, the Company will then revise its recorded liability for such payroll and sales taxes payable. The Company expects to obtain the funds necessary to satisfy these obligations form a proposed offering of its securities. No assurance can be given as to the ultimate acceptance of the pending offers or the ability of the Company to obtain the required funds.

Pending litigation

As more fully discussed in Note 17, there is certain pending litigation in which the Company is involved.

One matter involves a lawsuit filed in June 1994 in the Circuit Court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary, Cami Restaurant Corp. and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff seeks damages in excess of $4,600,000, interest and attorney's fees, as well as an order declaring the purchase of assets void.

                               10
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)

Management is contesting the case and no substantive settlement negotiations have taken place thus far. There appears, from the discovery taken thus far, that there may be difficulties with the Company's purchase of the assets of Seashell's Inc. and related entities with regard to the protection of a minority shareholder's dissenters rights and the subsequent payment of certain promissory notes. Management has raised the issue of the plaintiff's standing to prosecute this case. This issue of standing was raised by a motion for summary judgment which was denied by the trial court.
A writ of prohibition was taken to the appellate court which denied the writ without prejudice, thereby allowing the issue to be raised at the end of the case. If the appellate court applies a literal reading of the statute, then the plaintiffs will likely not have standing. However, there is no assurance that the appellate court will not fashion an exception under the circumstances in this case. Therefore, there is a strong likelihood of an unfavorable result. The range of potential loss cannot be estimated at the time.

The Company is also involved in a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company. Cami Restaurant Corp. and the Company have filed counterclaims. Discovery in this case is proceeding. Trial has been set and was continued. No new trial date has been scheduled. Management has engaged in settlement communications, which have broken down. Management is therefore defending this action and pursuing its counterclaim. Additionally, an indirect wholly-owned subsidiary corporation is involved in an action brought against it and Seashell's, Inc. for damages in the approximate amount of $46,000 plus interest from January 1991, and Cami Restaurant Corp. is involved in an action for unspecified amount of damages due to an alleged breach of broker agreement. Management is vigorously defending the cases discussed above; however, an evaluation of likelihood of an unfavorable outcome cannot be made at this time.

Summary

Other than those accrual and other adjustments described, the accompanying financial statements do not include any adjustments that might result from the outcome of the significant risks and uncertainties discussed above.





                               11
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996

NOTE 3. BUSINESS ACQUISITIONS

The Trade Group

In accordance with the terms of a Share Purchase Agreement dated October 27, 1995, the Company, through a newly established subsidiary, Value Beverage Corp. ("Beverage"), acquired all of the outstanding capital stock of The Trade Group, Inc. ("Trade") and its wholly-owned subsidiary whose present name is Consolidated Beverage Corp. ("Consolidated"), which had been owned by Anthony Pallante, the president of the Company. Trade and Consolidated are in the business of selling and distributing beer and other alcoholic and non-alcoholic beverages in the United States and Canada.

The Company owns 4,800,000 Class C voting shares of Beverage, which represents two-thirds of the issued and outstanding voting shares of Beverage.

Readyfoods

On February 24, 1995, the Company, through a newly established subsidiary, Readyfoods Acquisition Corp. ("RAC"), acquired all of the outstanding capital stock of Readyfoods Limited and certain affiliated companies ("Readyfoods"), which had been owned and controlled by Cyril Levenstein and his family members and trusts (the "Levenstein Group"). Readyfoods and its affiliated companies both import and further process poultry products for sale to retail chains, specialty stores and institutions in the Canada and U.S. markets.

On October 31, 1995 the Company sold its interest in Readyfoods,
Inc. and realized a gain of $111,791 on the disposition.


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                          May 31,      February 29,
                                           1996            1996
                                       ---------      -----------
      Accrued interest receivable    $    52,902     $    10,085
      Other                               20,155          13,351
                                       ---------       ---------
                                     $    73,057     $    23,436
                                       =========       =========




                               12
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996



NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES

                                           May 31,    February 29,
                                            1996         1996
                                         ----------   ------------
 Investments in Affiliated Companies:
   Forest Hill Capital Corporation      $  183,300   $   183,300
   Virilite Neutracutical Corporation       68,746        68,746
   CAMFAM, Inc.                             31,941         7,592
                                          --------      --------
                                        $  283,987   $   259,638
                                          ========      ========

NOTE 6. PROPERTY AND EQUIPMENT

                                           May 31,    February 29,
                                             1996         1996
                                         ----------   ------------

    Furniture, fixtures and equipment $  1,129,062  $   1,292,470
    Leasehold improvements                 331,103        331,103
                                        ----------   ------------
                                         1,460,165      1,460,165
    Accumulated depreciation             ( 917,082)     ( 866,798)
                                        ----------   ------------
                                      $    543,083  $     593,367
                                        ==========   ============

NOTE 7: INTANGIBLE ASSETS
                                           May 31,    February 29,
                                             1996         1996
                                         ----------   ------------

    Beverage distribution networks     $   563,973  $    563,973
    Leasehold interests                    676,627       676,627
    Customer lists                         105,000       105,000
    Liquor licenses                        120,000       120,000
                                        ----------   -----------
                                         1,465,600     1,465,600
    Less accumulated amortization         (521,918)     (486,808)
                                        ----------   -----------
                                       $   943,682  $    978,792
                                        ==========   ===========




                               13
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 8. NOTES PAYABLE, STOCKHOLDERS AND DIRECTORS

                                           May 31,    February 29,
                                             1996         1996
                                         ----------   ------------
   Notes payable, former director-
     stockholders (a)                  $   125,890    $   125,890
   Notes payable various stockholders;
     interest at 12%, due July 31, 1996    200,000        200,000
   Other                                    19,612         12,267
                                         ---------       --------
                                       $   345,502    $   338,157
                                         =========       ========

 (a) The Company had converted various debts and accrued salaries payable to certain persons who were then director \ stockholders into two notes. In July 1994, these persons resigned as directors. The first note is in the principal amount of $91,885, bears interest at 1/2% over prime rate, and was due on June 2, 1990. The second note is in the principal amount of $34,005, bears interest at the rate of 12% per annum, and was due on May 2, 1990. Accrued interest on these notes as of May 31, 1996 was aproximately $61,000. Although these notes have not been formally renewed, based upon informal discussions with such directors, the Company does not believe that these directors will make demand for payment of such principal and interest.


NOTE 9. LONG-TERM DEBT

Long term debt consist of a note payable stockholder in the amount of $287,875.

This obligation was incurred in connection with the acquisition of the Cami's Seashells restaurants in August 1991. The terms of the note provide for interest at the rate of 9% per annum, with no interest to be paid for the first year of the note; during the second and for the next nine years, monthly payments of principal and interest based upon a thirty-year amortization schedule, with the unpaid principal balance due August 30, 2001. Notwithstanding these terms, if there is a secondary offering of the Company's stock, the net proceeds of the offering, to the extent sufficient to do so, are to be used to liquidate the notes as an additional amortization thereof, which will not be subject to reborrowing.



                               14
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 9. LONG-TERM DEBT (CONTINUED)


As collateral for the note, the Company has pledged an interest in substantially all of its assets.

Annual maturities of long-term debt at May 31, 1996 and for each of the succeeding five years and thereafter are summarized as follows:

    Tweleve months ending May 31:

          1996                    $   1,967
          1997                        2,151
          1998                        2,353
          1999                        2,574
          2000                        2,815
          Thereafter                276,015


NOTE 10. PAYROLL AND SALES TAXES PAYABLE


Payroll taxes payable represents the unpaid balance of Federal withholding and social security taxes primarily for the fourth quarter of 1993 and the second, third and fourth quarters of 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the Internal Revenue Service as a result of non-remittance of these taxes.

Sales taxes payable represents the unpaid balance of state sales taxes primarily for the fourth quarter of 1993 and the third and fourth quarters of 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the State of Florida as a result of non-remittance of these taxes.

In February 1995 the Company submitted an offer in compromise to the Internal Revenue Service and the State of Florida, proposing to settle the amount of payroll taxes and sales taxes payable through December 31, 1994 for the trust fund portion of the taxes, or approximately $382,000 and $270,000, respectively. Payment was initially proposed to be made on October 1, 1995 or within 30 days of the acceptance of the offer, which ever is later. Neither of these entities has yet completed their review and consideration of the pending offers. At such time as the pending offers are accepted, the Company will then revise its recorded liability for



                               15
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 10. PAYROLL AND SALES TAXES PAYABLE (CONTINUED)

such payroll and sales taxes payable. The Company expects to obtain the funds necessary to satisfy these obligations form a proposed offering of its securities. No assurance can be given as to the ultimate acceptance of the pending offers or the ability of the Company to obtain the required funds.


NOTE 11. ACCRUED LIABILITIES, OTHER
                                           May 31,    February 29,
                                             1996         1996
                                         ----------   ------------
     Accrued interest-
       Director-stockholders         $   154,873   $    148,400
     Other accrued liabilities            10,212           -0-
                                       ---------     ----------
                                     $   165,085   $    148,400
                                       =========     ==========

NOTE 12.  COMMON STOCK

The following is an analysis of the number of shares of common stock issued and outstanding during the years:

Balance, February 28, 1995                              14,471,732

Year ended February 29, 1996:
 Issuance of common stock for consulting services          150,000
 Issuance of common stock for service                    9,475,000
 Issuance of common stock related to acquisition of
  Readyfoods:
  Standstill agreement for credit of Readyfoods            600,000
  Second mortgage financing for Readyfoods               1,000,000
 Issuance of common stock in private placements:
  Funds to loan Readyfoods                               4,008,956
  Working capital purposes                               3,831,818
  Funds loaned to affiliated company for payment of
   trade creditors and working capital purposes         10,668,562
  Issuance of common stock for services related to
   acquisition of The Trade Group, Inc.                  1,000,000
  Cancellation of common stock related to the
   disposition of Readyfoods                            (1,000,000)
                                                       ------------
Balance, February 29, 1996                               44,206,068



                               16
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996

NOTE 12. COMMON STOCK (CONTINUED)

Balance, February 29, 1996                               44,206,068

  Stock issued for services                               7,000,000
                                                        -----------
Balance, May 31, 1996                                    51,206,068
                                                        ===========

Warrants Outstanding

In connection with consulting agreements entered into in February
1993 and February 1994, the Company issued warrants to purchase a total of 250,000 shares of common stock at a price of $.75 per share, exercisable until February 1998 and February 1999.

In addition, in connection with a bonus plan for the Company's president, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share, exercisable until February 1999.

Additionally, in connection with a private placement effected during 1994, the Company issued warrants to purchase a total of 70,770 shares of common stock at a price of $1.50 per share, exercisable until September 1998.

During the year ended February 28, 1995, the Company issued warrants to purchase an aggregate of 910,000 shares of common stock in connection with various loans made to the Company, including 140,000 shares to the Company's president. These warrants are exercisable for a period of five years at an exercise price of $.1875 per share.

On February 23, 1995, the Compnay issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

       Service warrants                              3,750,000
       Service warrants to stockholder                 500,000
       Directors' warrants                             500,000
       Employee warrants                               350,000
       Other warrants including 200,000 to president   250,000
                                                     ---------
                                                     5,350,000
                                                     =========




                               17
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996

NOTE 12. COMMON STOCK (CONTINUED)

Stock Option Plan

On March 30, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan, subject to shareholder approval. A maximum of 1,000,000 shares of common stock are reserved for award under this plan. The plan provides, among other things, that the exercise price of an incentive stock option shall be at least 110% of the fair market value at date of grant if granted to a 10% shareholder, and 100% of the fair market value at date of grant to any other person.

NOTE 13. PREFERRED STOCK

On July 29, 1994 the stockholders approved an amendment to the articles of incorporation which provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred stock having a par value of $.0001 per share and 180,000,000 shares of common stock having par value of $.0001 per share. The Board of Directors is authorized to proved for the issuance of shares of preferred stock in series, and to establish from time to time the number of shares to be issued in each such series and to determine and fix the designations, powers, preferences and rights of the shares of each such series.

The Company entered into a Preferred Stock Purchase as of December 30, 1993, which provides for the sale and issuance of 750,000 shares of Series A Preferred Stock for $750,000. The Series A preferred stock shall, among other things, be entitled to cash dividends at the rate of $.10 per annum, which shall accrue and be cumulative form the issue date and be payable quarterly, commencing on September 30, 1994; shall be entitled to $1.00 per share plus any accrued and unpaid dividends upon liquidation; may be called by the Company, commencing one year form the issue date, at a redemption price of $1.00 per share plus any accrued and unpaid dividends; and commencing one year form issue date, each share may, at the option of the holder, be converted into 2 2/3 shares of common stock.










                               18
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 14.  COMMITMENTS

Lease Commitments

The Company leased its restaurant facilities and administrative offices under operating leases, which expire at various dates through 2002 (including renewals). Certain leases provide for the Company to pay its proportionate share of increases in real estate taxes and common area maintenance, as well as additional rental based upon increases in the Consumer Price Index.

The Company entered into a licensing agreement that became effective June 1, 1995 (see Note 21). This agreement releases the Company from its lease commitments as such leases were assigned to the licensee.

Employment Agreement

In November 1995, the Company entered into an employment agreement with the President, who is also a stockholder and director, through December 31, 1998. The terms of the agreement calls for an annual compensation of $150,000, plus bonuses based on performance; a car allowance of $700 a month and reimbursement of certain business expenses.


NOTE 15. PENDING LITIGATION

In June, 1994 a lawsuit was filed in the circuit court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of the Company of Cami Restaurant Corp., including the then President of the Company and of Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff seeks damages in excess of $4,600,000, interest and attorneys' fees, as well as an order declaring the purchase of assets void.






                               19
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 15. PENDING LITIGATION (CONTINUED)

The case has been set for trial and has been continued. On July 10, 1996, the court will set this case for non-jury trial. Management is contesting the case and no substantive settlement negotiations have taken place thus far. There appears, from the discovery taken thus far, that there may be difficulties with the Company's purchase of the assets of Seashell's Inc. and related entities with regard to the protection of a minority shareholder's dissenters rights and the subsequent payment of certain promissory notes. Management has raised the issue of the plaintiff's standing to prosecute this case. The issue of standing was raised by a motion for summary judgment which was denied by the trial court.
A writ of prohibition was taken to the appellate court which denied the writ without prejudice, thereby allowing the issue to be raised at the end of the case. If the appellate court applies a literal reading of the statute, then the plaintiffs will likely not have standing. However, there is no assurance that the appellate court will not fashion as exception under the circumstances in this case. Therefore, there is a strong likelihood of an unfavorable result. The range of potential loss cannot be estimated at this time.

The Company is also involved in a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company. Cami Restaurant Corp. and the Company have filed counterclaims. Discovery in this case is proceeding. Trial has been set and was continued. No new trial date has been scheduled. Management has engaged in settlement communications which have broken down. Management is therefore defending this action and pursuing its counterclaim.

Additionally, an indirect wholly-owned subsidiary corporation is involved in an action brought against it and Seashell's, Inc. for damages in the approximate amount of $46,000 plus interest from January 1991, and Cami Restaurant Corp. is involved in an action for unspecified amount of damages due to an alleged breach of a broker agreement. Management is vigorously defending the cases discussed above; however, an evaluation of the likelihood of an unfavorable outcome cannot be made at this time.

The Company is subject to certain other pending litigation which arose in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.



                               20
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996



NOTE 16. INCOME TAXES

No credit for income taxes has been provided in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured. The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At May 31, 1996, the Company had net operating loss carry forwards for income tax purposes of approximately $ 9,000,000 which expire at various years to 2010.

NOTE 17. RELATED PARTY TRANSACTIONS

Advances and Other Receivables Due from Stockholder

As of May 31, 1996 and February 29, 1996, the Company has a net receivable from a stockholder of $52,542 for reimbursement of certain costs and expenses incurred by the Company for the benefit of the stockholder.

Consulting Agreement

On January 15, 1996, the Company entered into a consulting agreement with Leonard Rosenberg, the father of Alison Cohen, Vice President of the Company. Under the terms of the agreement, Mr. Rosenberg is to provide advice to the Company with respect to management, marketing, strategic planning, corporate organization and structure and financial matters. In exchange for the agreement, the Company issued to Mr. Rosenberg 1,500,000 shares of the Company's common stock.

Notes Payable, Stockholders

Interest expense charged to operations included approximately
$16,677 and $38,330 for the quarters ended May 31, 1996 and 1995, and $120,000 for the fiscal year ended February 29, 1996 relating to notes payable to officers, directors and stockholders.








                               21
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996


NOTE 18. COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

It is the Company's policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill. On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner in one of the Company's other restaurant locations. The Company is to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging form $100,000 to over $200,000. The licensing agreement is for an initial term of three years, with an option on the part of the licensee to renew the agreement for an additional three years. As a result of this change in method of utilizing its restaurant facilities, the Company re-evaluated the recoverability of goodwill. Such evaluation was based upon management's estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement.


NOTE 19. SUBSEQUENT EVENTS

Pending Acquisitions

Holly Foods

On July 27, 1995, the Company entered into a letter of intent to purchase Holly Foods, a manufacturer of fine cheese products selling to the food industry, cheese distributors and food manufacturers. Due to the delay of the filing of the 10K, the Company has been unable to complete the transaction and is not able to make assurances as to when this transaction will close. The availability of funds to close this transaction can not be determined until after filing of form 10K.

Don Valley Brewing

In October, 1995, the Company signed a letter of intent with Don Valley Brewing Company, Ltd. which conducts business as Conners Brewery, manufacturing and distributing beers through the United States and Canada. The closing of this acquisition was scheduled for June 14, 1996. Due to the delay of the filing of form 10K the Company was not able to complete this acquisition because of the warranty's and representations it would have to make on the closing and was unable to make. At the present time, funds are available



                               22
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1996, MAY 31, 1995 AND FEBRUARY 29, 1996



NOTE 19. SUBSEQUENT EVENTS (CONTINUED)

Pending Acquisitions


Don Valley Brewing (continued)

for the closing by the company from a shareholder of the company.
Each of the Company, the shareholder and Conners are waiting for the filing of the 10K in order to determine their respective positions.


Travel Communications International

The Company is contemplating making an investment in Travel Communications International, Inc.; a company that operates and markets the Discovery America InfoCenters Program, a networked kiosk application designed to provide general tourism information and services to travelers through the United States, Canada and eventually worldwide. To this respect, on June 5, 1996, the Company loaned Travel Communications International, Inc. the sum of $50,000, principal to be repaid in six months, bearing interest at 2% over prime. The loan is secured.

At this time the Company is evaluating the results of its due diligence and is in no position to commit to close on this transaction. The interest payments on the loan are current.



















                               23
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Beverage Sales

On November 30, 1995 the Registrant, through its wholly owned subsidiary Value Beverage Company, Inc., acquired all the outstanding stock of the Trade Group, Inc., a shell Company that holds the shares of Upper Canada Beverage Corp.

Upper Canada Beverage Corp. is an established importer, marketer and distributor of high margin alcoholic and nonalcoholic beverages.

Sales for this division for the quarter ended May 31, 1996 were $43,176.


Restaurant Operations

Effective June 1, 1995, the restaurant operations were licensed to Family Steakhouses of Miami, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales of less than $100,000, 4% of sales over $100,000 to $150,000, 5% of sales over
$150,000 to $200,000, and 6% of sales over $200,000. Licensing fee revenues for the quarter ended May 31, 1996 were $64,603.

Restaurant sales for the quarter ended May 31, 1995 were $1,232,547.

The Registrant is currently seeking to expand its operations through licensing agreements with recognized restaurant operators, whereby existing restaurant chains or management teams would convert and/or develop new restaurants utilizing the Camis format in return for a license fee based on a percentage of sales. It hopes to use the licensing agreement with Family as a model for its future expansion.

For this purpose the registrant has placed a sum equal to 1% of monthly sales into an escrow account with Family to be used for future development materials, and 1/2% of monthly sales into an escrow account to be used for a national advertising fund. Such materials are to be developed by the Registrant in conjunction with Family but belong to the Registrant. Future licensed units will pay a fee as a percentage of monthly sales to contribute to this fund.

As of the date of this report the Registrant has not negotiated with or entered into similar arrangements with any other party.

Equity in Income of Unconsolidated Subsidiaries


The Registrant entered a joint venture agreement with Family Steakhouses of Miami, Inc. in fiscal 1995. Under this agreement, a new company Camfam, Inc., 51% owned by the Registrant, was set up to manage one of the Registrant's existing restaurants as well as to convert Sizzler restaurants owned and operated by Family into the Camis format. During fiscal 1996 Camfam operated a restaurant in West Miami. On January 1, 1997, this operation will become subject to the licensing agreement. The results of this operations has accounted for by the Registrant on an equity basis of accounting, resulting in a credit to income of $24,349 for the quarter ended May 31, 1996 and of $3,583 for the same period in 1995.

For the quarter ended May 31, 1995, the Registrant also reflected a charge of $30,222 to income for its equity in the losses of Readyfoods. The Registrant disposed of its investment in Readyfoods on October 31, 1995 (see note 3).

Interest and other

Other income for the quarter ended May 31, 1996 consists mainly of interest accrued on notes receivable. Other income for the quarter ended May 31, 1995 includes $76,000 representing reversal of accrued rents for the Registrant's restaurant operation in Cocoa Beach, Fla, which was terminated during fiscal 1995.

COSTS AND EXPENSES

Cost of Beverage Operations

Cost of beverage sales for the quarter ended May 31, 1996 was 93% of sales.

Cost of Restaurant Operations

Cost of restaurant sales for the quarter ended May 31, 1995 was 42% of sales. Payroll and related costs for the three months were 29% of sales, occupancy expenses were 7% of sales, and other restaurant costs were 6% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended May 31, 1996 were $623,987 compared to $48,261 for the same period in 1995. The increase was due mainly to legal and professional fees incurred with the Company's pending acquisitions.

Other charges

In addition to operating expenses the Registrant incurred interest expense and amortization of intangible assets and consulting agreements:

 Interest expense decreased from $52,057 for the three months in 1995 to $16,677 in 1996. The decrease was primarily due to repayment of debt to bank and non accrual of interest on debt to officers and directors (see note 8).

 Amortization of goodwill related to the restaurant operations for the three months in 1996 was $31,875; amortization in 1995 started on June 1st upon commencement of the licensing agreement.
amount was amortized in 1995

 Amortization of intangible assets for the three months in 1996 was $35,111 compared to $25,711 in 1995. This expense relates to the amortization of intangible assets related to the restaurant operations as well as the beverage sales operations. The increase in 1996 relates to the amortization of the beverage distribution network.

 In fiscal 1995 the Registrant entered into a number of consulting agreements for professional services. The cost of these agreements was amortized over their term.

Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock and through a proposed public offering.

As of May 31, 1996, the Company had outstanding payroll and sales taxes payable for periods prior to 1995 in the amount of $1,163,046, including penalties and interest (see note 2 and 10). The Company has made an offer in compromise with the Internal Revenue Service and the Florida Department of Revenue to fix a payment schedule on these balances.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended May 31, 1996.

                   PART II - OTHER INFORMATION




    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company filed a report on form 8-K on July 11, 1996.

             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
            FOR THE THREE MONTHS ENDED MAY 31, 1996

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: July 15, 1996              By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    Vice-President

DATE: July 15, 1996              By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer