Form 10-K405
period 1996-02-29
VALUE HOLDINGS INC
filed 1996-07-29
CIK 804191

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              REPORT ON FORM 10-K

/X/      Annual Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996          COMMISSION FILE NO. 0-15076
                          -----------------          ---------------------------

/ /      Transition Report pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

 For the transition period from          to         .
                                --------    --------

                              VALUE HOLDINGS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

(State of or other jurisdiction                  IRS Employer
of incorporation or organization):  Florida      Identification No.:  65-0377168

                     Address of Principal Executive Offices
                        3211 Ponce de Leon Blvd, Ste 201
                          Coral Gables, Florida 33134
                                 (305) 666-3165

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X      No
                                                               ----      ----
                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   /X/

                 The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of May 31, 1996 was approximately $6,041,762.

                 As of May 31, 1996, there were 51,206,068 shares of the Registrant's Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None.

ITEM 1. BUSINESS:

GENERAL DEVELOPMENT OF BUSINESS

From 1986, the Company had been in the business of developing and selling computer software and publishing a real estate newsletter and Spanish language tabloid newspaper. The Company's computer software operations were terminated in 1990. The Company's publications were never profitable and by 1990, the Company's publishing operations had been significantly curtailed. As of February 28, 1993, the Company had discontinued all of its publishing business. In February 1993, the Company's shareholders approved the re-incorporation of the Company from the State of Delaware to the State of Florida. A merger to effect the reincorporation was completed on March 11, 1993.

On August 30, 1991, the Company, through its newly-formed subsidiaries, purchased the assets and operations of Seashells, Inc. ("Seashells") and its subsidiaries (the "Seashells Assets"). Seashells was organized as a Florida corporation in June 1986 with a view towards operating a chain of seafood restaurants in South Florida offering quality seafood products at reasonable prices in a family style setting. As a result of the acquisition, the Company's core business evolved into the operation of the restaurants which until February, 1995 had been its only business.

In the fall of 1994 the Company retained a financial consultant to advise it on the management and viability of the Company. As a result of the consultant's advice, the Company decided to restructure and change direction by becoming a holding company that would acquire independent businesses with solid market niches.

THE RESTAURANTS

The first result of the Company's decision to restructure its operations was to restructure its restaurant operations as described below.

At March 1, 1995, the Company owned and operated two full-service retail restaurants (the "Restaurants"),owned a majority share in another operation under a joint venture agreement with Family Steakhouses of Miami, Inc. ("Family") and had another restaurant operated under license by Family. The Restaurants are located in Pembroke Pines and South Miami; the joint venture operation is in West Miami; and the licensed operation is in South West Miami, Florida.

The Restaurants feature high quality, family style budget seafood and non-seafood products. The Restaurants operate under the name "Cami's" or "Cami's, the Seafood Place." The Restaurants have an informal atmosphere and offer a full compliment of prepared seafood items and a limited number of non-seafood items. The Restaurants stress high quality food and efficient, friendly service at affordable family prices. The Restaurants' average single meal ticket price is $6.00 for lunch and approximately $12.00 for dinner.

In the fiscal year ended February 28, 1994, the Company entered into an agreement with Family which owns and operates 8 Sizzler restaurants in South Florida. This agreement called for the Company's wholly-owned subsidiary, Cami Restaurant Corp., to open two restaurants under a Joint Venture with Family in South Dade under the Cami's concept. Cami Restaurant Corp. owns 51% of this joint venture. The agreement called for Family to manage the joint venture operations. During the fiscal year ended February 28, 1995 the Company opened two restaurants under the joint venture agreement with Family. Subsequently, one of these operations was converted into a licensed operation whereby Family assumed ownership of the operation and will pay Cami Restaurant Corp. 3% of sales as a royalty, once monthly sales of this restaurant exceed $100,000.

During the fiscal year ended February 28, 1995, the Company opened an additional restaurant at the Holiday Inn Cocoa Beach resort. Due to weak sales the Company closed this restaurant in January 1995. The Company has been in negotiations with Holiday Inn Cocoa Beach (the landlord) to release it from the lease or to agree to the assignment of the lease to a third party. In May, 1995, a claim for breach of lease was filed. See "Legal Proceedings."

As a result of the decision to restructure its operations, the Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators. These licensing agreements would typically allow an existing restaurant chain or management team to convert and/or develop new restaurants utilizing the Camis format in return for a license fee based on a percentage of sales. The first such agreement was entered into by the Company on June 1, 1995 whereby its joint venture partner, Family, licensed the Camis Seafood and Pasta restaurant concept. Pursuant to the agreement Family assumed operation of the Cami stores located in Pembroke Pines and South Miami on June 1, 1995. Monthly license fees for these operations are as follows: on monthly revenues of less than $100,000 a license fee equal to 3% of sales will be paid; monthly revenues over $100,000 to $150,000 4% of all sales will be paid as a license fee; monthly revenues over $150,000 to $200,000 5% of all sales will be paid as a license fee; monthly revenues over $200,000 6% of all sales will be paid as a license fee.

The Company agreed to place a sum equal to 1% of monthly sales into an escrow account to be used for future development materials. Such materials are to be developed by Family but belong to the Company. The Company agreed to place a sum equal to 1/2% of monthly sales into an escrow account to be used for a national advertising fund, such advertising materials to be developed by the Company in conjunction with Family and belong to the Company. The agreement further calls for all future licensed units to pay a flat license fee of 3% of monthly sales as well as a fee equal to 1/2% of monthly sales to be designated for the national advertising fund. For these units the Company agreed to place a sum equal to 1% of monthly sales into a escrow account to be used for future development materials. Finally, the Company granted Family exclusive licensing rights for the Camis concept in Dade and Broward counties.

Due to poor operating results, on March 1, 1995, the Company ceded ownership of a joint venture store in South West Miami, Florida to Family. However, should the South West Miami store still be open on December 31, 1996 it will become subject to this licensing agreement as a new store.

The Company hopes to use this licensing agreement as a model for its future expansion. As yet it has not negotiated with nor entered into similar arrangements with any other party.

All of the Company's formerly owned restaurants are located in strip shopping centers, while the joint venture location and licensed operations are in stand alone buildings. A strip center location may become disadvantageous if a center loses one or more tenants, such as a major anchor. The resulting loss of foot traffic could adversely impact the Company; however, the Company believes it has not, to date, experienced any loss of business in any such instance. The Company has not conducted nor sponsored any market research but, instead, has relied and will continue to rely on the judgment of its managers and consultants in identifying future restaurant sites. The Company seeks the best location, concentrating on (1) exposure to passing vehicular traffic, (2) easy access to major traffic arteries, (3) a population of 100,000 or more in a three-mile radius, and (4) a location within one-half mile of a national fast-food outlet such as McDonald's or Burger King.

Acquisition of Upper Canada Beverage

As part of its continuing restructuring efforts, on November 30, 1995, the Company, acting through its majority owned subsidiary, Value Beverage Corp., a corporation formed under the laws of the Province of Ontario (the "Purchaser"), acquired all of the issued and outstanding shares of The Trade Group, Inc., a corporation formed under the laws of the Province of Ontario ("Trade"), which in turn owned all of the issued and outstanding shares of Upper Canada Beverage Company, a Florida corporation ("UCBC"). The consideration paid for the shares of Trade was US$100,000 in cash and 2,400,000 shares of the Purchaser's Class A Shares valued at US$1.00 per share. The seller of the Trade shares was Anthony Pallante who is the President of the Company. However, the amount of the consideration was determined by the provisions of a letter of intent that was entered into between the Company and Mr. Pallante through arm's length bargaining prior to the time that Mr. Pallante became the Company's President.

In connection with the closing of the purchase, UCBC changed its name to Consolidated Beverage Company ("Consolidated") and now operates under that name. Consolidated is engaged in the business of selling and distributing beer and other alcoholic and non-alcoholic beverages in the United States and Canada.In September of 1995, the Company entered into a letter of intent with Connors Brewing Company of St. Catherines, Ontario to distribute beer brewed by Connors. Consolidated is now distributing the Connors beer through its distribution system. It has also entered into a letter of intent with Indian Motorcycle to manufacture and distribute a full line of beer and clothing accessories in Canada and the United States using the Indian Motorcycle trademark.

In connection with the purchase of the Trade shares, the Company and Mr. Pallante entered into an Exchange Agreement pursuant to which Mr. Pallante has the right to exchange his Class A Shares of the Purchaser for shares of the Company's Common Stock beginning on November 1, 1996 at the rate of one Class A Share for two shares of Common Stock. The exchange ratio is subject to adjustment in the event of certain transactions affecting the capital structure of the Company.

In addition, the Company, Mr. Pallante, the Purchaser, Trade and UCBC entered into a Unanimous Shareholders Agreement pursuant to which the parties agreed to certain matters relating to the governance of the Purchaser. Pursuant to the terms of this Agreement, the Company has the right to designate two of the Purchaser's three directors and Mr. Pallante has the right to designate the third director. Further, the Agreement provides, in accordance with the Business Corporations Act of the Province of Ontario, that the Purchaser may not take certain actions without the unanimous approval of its shareholders.

OTHER RESTRUCTURING ACTIVITIES

Holly Foods

On July 27, 1995, the Company entered into a letter of intent to purchase Holly Foods, a manufacturer of fine cheese products selling to the food industry, cheese distributors and food manufacturers. Holly Foods supplies shredded processed and block cheeses from a 18,000 square foot facility in Smith Falls, Ontario. The acquisition of Holly Foods has been postponed until the availability of funds to consummate the transaction can be determined after the filing of this 10-K Report.

Libido

On August 1, 1995, the Company entered into a letter of intent with MPS Research and Development to obtain the rights to "Libido" which is the registered trademark for a dietary supplement which in scientific tests has been shown to increase male sexual drive. The Company has obtained licenses for the distribution of Libido in the United States, Mexico, Portugal, France, Italy, Austria, Luxembourg, Spain and the United Kingdom. On February 29, 1996 the Company sold its license to Virilite Neutraceutical Corporation for $50,000 in cash, a $200,000 promissory note and 500,000 shares of Virilite Common Stock, representing 12.5% of that company's stock. At May 31, 1996, $100,000 of the promissory note had been paid. In conjunction with the sale, Virilite entered into a distribution agreement pursuant to which Consolidated became the sole distributor in the United States and Mexico for Virilite's products that contain Libido. Gino Denise, a director of the Company, is a director of Virilite, and the principal shareholder of Virilite is also a shareholder of the Company.

Indian Manufacturing

In October, 1995, the Company entered into a letter of intent with Indian Manufacturing Limited for a non-transferable exclusive license to use the Indian Motorcycle name to manufacture, market and distribute a full line of beer. The license was issued in January 1996 for a 20 year renewable term. The Company anticipates that Consolidated will distribute the beer in both the United States and Canada. In addition, the Company intends to develop and market clothing with the Indian Motorcycle logo which it intends to sell in conjunction with the beer.

Don Valley Brewing

In October, 1995, the Company signed a letter of intent with Don Valley Brewing Company, Ltd. which conducts business as Conners Brewery, manufacturing and distributing beers throughout the United States and Canada. Connors Brewery manufacturers and distributes beer with distinctive flavors and hop characteristics and does not use preservatives in its products. In addition, Connors is the exclusive agent in Ontario, Canada for Boston Beer Company, the brewer of Samuel Adams Beer. The closing of this acquisition has been postponed pending the filing of this 10-K Report.

Forest Hill Capital

In December, 1995, the Company purchased for Canadian $250,000 (US$185,185), 14% of the shares of Forest Hill Capital Corporation, a Canadian public company. Forest Hill is in three distinct businesses: optical retailing, hearing aid retailing and installed home improvement. Forest Hill has 44 locations in Hudson's Bay and Zeller's department stores across Canada. In addition, Forest Hill is developing three additional businesses: contact lens mail order, safety supply, and managed health care. In addition, the Company loaned $1,610,426 to Forest Hill during the fiscal year ended February 29, 1996. Of the total amount loaned, $840,000 was represented by Company Common Stock issued to creditors of a subsidiary of Forest Hill and $770,426 in cash was advanced for working capital purposes. Forest Hill used the cash to liquidate outstanding debt and pay trade creditors.

Readyfoods Limited and Fjord Foods

On February 24, 1995, the Company, through its subsidiary, Readyfoods Acquisition Corp. ("RAC"), acquired all of the outstanding capital stock of Readyfoods Limited ("ReadyFoods") and Fjords Limited ("Fjords") of Toronto, Ontario and Winnipeg, Manitoba, Canada. Readyfoods and Fjords are affiliated companies that both import and further process poultry products for sale to retail chains, specialty stores and institutions in the Canadian and U.S. markets. The companies' products are sold under brand names as well as through private labels. Readyfoods and Fjords generated sales of approximately $33 million Canadian in fiscal 1994.

On October 31, 1995, the Company sold its entire interest in RAC, which consisted of 12,000,001 shares of the Class B stock (the "Shares") of RAC, to Cyril Levenstein, In Trust (the "Buyer").

As consideration for the purchase, the Buyer paid $400,000 (Canadian) in cash. The Company also received the following as additional consideration:

                 1. Release of the Company's guarantee of the indebtedness of an affiliate of the Buyer.

                 2. Payment of the indebtedness of RAC in the aggregate amount of $1,000,000 (Canadian).

                 3. Payment of the indebtedness of the Company and/or RAC to certain third parties in the amount of $600,000 (Canadian).

                 4. The reconveyance to the Company of 1,000,000 shares of the Company's capital stock.

                 5. Payment of legal fees of the Company in the amount of $30,200 (Canadian).

As a condition of the closing of the sale, the Company, RAC, Readyfoods, Fjords, the Buyer and certain parties related to the Buyer entered into a Termination Agreement pursuant to which all of the parties agreed to the termination of all of their obligations under certain agreements relating to the original acquisition of RAC by the Company.

Intercorp Foods Limited and Excelle Brands Food Corporation

On April 6, 1995, the Company, through its subsidiary Excelle Acquisition Corp. ("Excelle Acquisition"), acquired all of the capital stock of Intercorp Foods Limited ("Intercorp") and of Kalmath Investments Ltd. ("Kalmath"), two affiliated Toronto, Canada, based companies. Excelle Brand Food Corporation ("Excelle") is a wholly owned subsidiary of Kalmath.

Intercorp and Excelle manufacture and sell refrigerated salad dressings and sauces under brand names and private labels to supermarkets, specialty stores, restaurant chains and institutions throughout Canada and in the U.S. Such companies have been in business for over 7 years and generated combined revenues of approximately $11 million Canadian for the fiscal year ended January 31, 1995.

         On June 2, 1995, the Company rescinded the purchase agreement of Excelle Brand Foods, Inc., due to unexpected losses recorded by Excelle for their first quarter of 1995, and their inability to provide satisfactory business and contingency plans and cash flows.

GOVERNMENTAL REGULATION

Restaurants are subject to state and local health and sanitation laws. In addition, the Company's operations are subject to federal, state and local regulations with respect to environmental and safety matters, including regulations promulgated by the U.S. Environmental Protection Agency ("EPA") and the State of Florida Department of Natural Resources ("DNR") concerning discharge into the air and water, as well as local zoning and health ordinances and regulations under the Federal Occupational Safety and Health Act. Management believes that it is in material compliance with applicable EPA and DNR regulations. In addition, the Restaurants are subject to and in material compliance with applicable state and local laws and regulations that require designated non-smoking areas. The Restaurants are also subject to the regulatory jurisdiction of the Alcoholic Beverage Control Board of the State of Florida with respect to such matters as the hours of service, handling of alcoholic beverages, service to customers and other matters. However, the Company believes that the operation of the Restaurants complies with all applicable regulations and that compliance dose not have a material effect of the business of the Company.

Further, Consolidated is licensed as a wholesale dealer in alcoholic beverages in both the United States and Canada. As a result, Consolidated is subject to the regulation of each state and province in which it operates with respect to sales prices and practices. Consolidated believes that it is in compliance with all of the applicable laws and regulations.

However, alcoholic beverage laws and regulations are subject to change and there can be no assurance that the Company will be able to remain in compliance with any new requirements pertaining to the sale of alcoholic beverages.

In recent years, many states have adopted laws regulating franchise operations in the franchisor-franchisee relationship, and similar legislation is pending in additional states. Existing laws and pending proposals vary from filing and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating established franchise relationships. The most common provisions of the existing laws and pending proposals regulating the substance of franchisor-franchisee relationships establish restrictions on the ability of franchisors to terminate or to refuse to renew franchise agreements. Other existing laws and pending proposals contain provisions designed to insure the fairness of the franchise agreements to franchisees. Included in these proposals are limitations or prohibitions and restrictions pertaining to the assignability of the rights of franchisees, to franchisee ownership of interest in other business, to restrictions on franchisee membership in trade associations and to franchisor interference with franchisee employment practices.

In addition to the foregoing state regulations, the Federal Trade Commission (the "FTC") adopted rules and guidelines which became effective in October 1979. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to make certain disclosures to prospective franchisees prior to the offer or sale of franchises by use of a franchise offering circular. In addition to requiring the disclosure of information necessary for a franchisee to make an informed decision on whether to enter into a franchise relationship, the guidelines delineate the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with such FTC Rule constitutes an unfair trade practice under Section 5 of the Federal Trade Commission Act.

Recent decisions of several state and federal courts have indicated increasing judicial sympathy and protection for the rights and interests of franchisees in litigation with their franchisors.

The law applicable to franchise operations and relationships is rapidly developing and the Company is unable to predict the effect on its operations of additional requirements or restrictions which may be enacted or promulgated or of court decisions which may be adverse to the franchise industry generally. Each Company-operated and franchised restaurant is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new restaurant in a particular area.

The Company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage would increase the Company's labor costs.

TRADEMARKS

The Company utilizes and is dependent upon certain federally-registered trademarks, "Cami's Seashells, the Seafood Place" and "Cami's Seashells, the Seafood Place and Design," which were assigned to the Company by Seashells in February 1992, a service mark, Cami's Express, and Indian Motorcycle, for which the Company obtained a license in January of 1996. The Company is not aware of any party who could validly contest such marks.

Because the trademarks will not be used exclusively by the Company, in the event that any of its licensees or assignees do not properly protect any of such marks, they may be permanently lost, which loss could have a material adverse effect upon the Company.

COMPETITION

The food service business is highly competitive and the Company's Restaurants and food processing operations currently compete and will compete with numerous other restaurants and food service operations, many of which possess greater financial resources and more experienced personnel and management than does the Company.

The quality of the food served in relation to its price and reputation are important factors in the food service industry.

The restaurant and food service business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, and for the restaurants, traffic patterns and the type number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the food service industry in general and the Company's operations in particular.

ITEM 2.  PROPERTIES:

The Company's South Miami, Florida restaurant comprise 11,667 square feet in a strip shopping center. The lease, which was assigned to the Company, expires on March 31, 1997, with a five-year option. The minimum monthly base rent is approximately $8,891 plus real estate, sales taxes and common area maintenance fees, the aggregate amount of which averages approximately $12,531 per month. The lease for the Company's former executive offices on South Dixie Highway in Miami was assigned to Family Steakhouse in July 1996. Consolidated Beverage maintained office space on a month-to-month basis for $700.00 per month until December 31, 1995, at which time it moved to new space for a month-to-month rental of $2,500.00.

ITEM 3.  LEGAL PROCEEDINGS:

In June 1994, a lawsuit was filed in the Circuit Court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of the Company or Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff seeks damages in excess of $4,600,000, interest and attorneys' fees, as well as an order declaring the purchase of assets void. The Company is not a party to this suit, but management of the Company believes this suit to be without merit and intends to contest it vigorously. Nevertheless, the Company has been advised by counsel handling the case that there is a strong likelihood of an unfavorable result, but that the range of potential loss cannot be estimated.

In May 1995, a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company was filed by Holiday Inn of Cocoa Beach. The Company and Cami Restaurant Corp. have filed a counterclaim for $500,000 for fraud in the inducement for entering into the lease. Management of the Company intends to pursue this case vigoursly.

The Company is currently a party to certain lawsuits brought in the ordinary course of its business. None of these lawsuits, in management's opinion, is material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS:

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1995.

                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has only been traded on NASDAQ since November 20, 1992. Prior to such time it was traded in the over-the-counter market on the Electronic Bulletin Board. The following table sets forth the high and low bid quotations for the Common Stock for the last two fiscal years. These over-the-counter market quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual TRANSACTIONS.

                                               Common Stock
                                               ------------
                                           High             Low
                                           ----             ---
         December 1, 1993 -
         February 28, 1994                 $1.75            $.50

         March 1, 1994 -
         May 31, 1994                      $1.25            $.43

         June 1, 1994 -
         August 31, 1994                   $.53             $.18

         September 1, 1994 -
         November 30, 1994                 $.56             $.18

         December 1, 1994 -
         February 28, 1995                 $.46             $.21

         March 1, 1995 -
         May 31, 1995                      $.47             $.19

         June 1, 1995 -
         August 31, 1995                   $.56             $.17

         September 1, 1995
         November 30, 1995                 $.28             $.13

         December 1, 1995
         February 29, 1996                 $.28             $.09
- ----------------------

On May 31, 1996, the closing bid price of the Common Stock as quoted on NASDAQ was $.0.125.

Because of the Company's financial condition, there can be no guarantee that the Company's Common Stock will continue to be quoted on NASDAQ.

As of May 31, 1996, the Common Stock was held by approximately 1,467 stockholders of record. The Company believes that the number of beneficial owners of the Company's Common Stock is in excess of 1,600 individuals.

The Company has never declared any cash dividend on its shares of Common Stock. The Board of Directors may declare dividends on its Common Stock from time to time, although it does not at present have any intention to do so.

The Company is obligated to pay dividends of $0.10 per share on its outstanding shares of Series A Preferred Stock. Dividends in arrears for the year ended February 29, 1996 amount to approximately $75,000.

ITEM 6.  SELECTED FINANCIAL DATA

         SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth below contain selected consolidated financial data as of and for the dates indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

===================================================================================================================================
                                                       FOR FISCAL YEAR ENDED
                                               February 29,        February 28,     February 28,     February 28,     February 28,
                                               1996                1995             1994             1993             1992
- -----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations
Data
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues                                       $ 1,683,606          $7,178,675      $ 6,637,381       $6,548,702      $2,702,659
- -----------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses                             $ 3,444,057         $10,138,517      $ 8,616,772       $6,916,027      $2,799,778
- -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before other charges             $(1,760,452)        $(2,959,842)     $(1,979,391)      $ (367,325)     $  (97,119)
- -----------------------------------------------------------------------------------------------------------------------------------
Other charges                                  $    56,283         $ 1,870,874      $   157,253       $  347,824      $  208,177
- -----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                $(1,704,168)        $(4,830,716)     $(2,136,644)      $ (715,149)     $ (305,296)
- -----------------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations              $         -         $         0      $         0       $ (146,633)     $ (123,065)
- -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $(1,704,169)        $(4,830,716)     $(2,136,644)      $ (861,782)     $ (428,361)
- -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share
    Contin. Operations                         $      (.07)        $      (.40)     $      (.23)      $     (.12)     $     (.12)
    Discontin. Operations                                -         $        (0)     $        (0)      $     (.03)     $     (.05)
                                               ------------        ------------     ------------      -----------     -----------
- -----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                       $      (.07)        $      (.40)     $      (.23)      $     (.15)     $     (.17)
===================================================================================================================================

===================================================================================================================================
                                                       FOR FISCAL YEAR ENDED
                                         February 29,          February 28,       February 28,       February 28,      February 28,
                                         1996                  1995               1994               1993              1992
- -----------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets Data:
- -----------------------------------------------------------------------------------------------------------------------------------
Working capital (deficiency)             $(2,009,192)          $(4,522,356)       $(1,995,344)       $(1,709,927)      $(1,831,226)
- -----------------------------------------------------------------------------------------------------------------------------------
Total Assets                             $ 4,539,426           $ 9,976,566        $ 5,607,466        $ 6,607,619       $ 6,416,973
- -----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                           $   287,875           $   287,875        $   287,875        $   296,434       $ 3,891,941
- -----------------------------------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RESTAURANT OPERATIONS

Restaurant sales for the year ended February 29, 1996 ("Fiscal 1996") of $1,232,547 represent sales for the period of March 1, 1995 to May 31, 1995. Restaurant sales for the same period in 1995 and 1994 were $1,740,284 and $1,791,090, respectively.

Effective June 1, 1995, the restaurant operations were licensed to Family Steakhouses of Miami, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales of less than $100,000, 4% of sales over $100,000 to $150,000, 5% of sales over $150,000 to $200,000, and 6% of sales over
$200,000. Licensing fee revenue for the period from June 1, 1995 to February 29, 1996 were $161,542.

The Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators, whereby existing restaurant chains or management teams would convert and/or develop new restaurants utilizing the Camis format in return for a licensing fee based on a percentage of sales. It hopes to use the licensing agreement with Family as a model for its future expansion.

For this purpose the Company has placed a sum equal to 1% of monthly sales into an escrow account with Family to be used for future development materials, and 1/2% of monthly sales into an escrow account to be used for a national advertising fund. Such materials are to be developed by the Company in conjunction with Family but belong to the Company. Future licensed units will pay a fee as a percentage of monthly sales to contribute to this fund.

As of the date of this report the Company has not negotiated with or entered into similar arrangements with any other party.

The Company entered a joint venture agreement with Family Steakhouses of Miami, Inc. in fiscal 1995. Under this agreement, a new company Camfam, Inc., 51% owned by the Company, was set up to manage one of the Company's existing restaurants as well as a convert Sizzler restaurants owned and operated by Family into the Camis format. During fiscal 1996 Camfam operated a restaurant in West Miami. On January 1, 1997, this operation will become subject to the licensing agreement. For fiscal 1996 the results of this operation was accounted for by the Company on an equity basis of accounting, resulting in a credit to income for the year of $40,325, which is included in other income.

BEVERAGE SALES

On November 30, 1995 the Company, through its wholly owned subsidiary Value Beverage Company, Inc., acquired all the outstanding stock of the Trade Group, Inc., a shell company that holds the shares of Upper Canada Beverage Corp.

Upper Canada Beverage Corp. is an established importer, marketer and distributor of high margin alcoholic and nonalcoholic beverages.

Sales for this division for the period from December 1, 1995 to February 29, 1996 were $198,062.

OTHER INCOME

On February 24, 1995, the Company acquired all of the outstanding stock of Readyfoods Limited and certain affiliated companies. Readyfoods and its affiliated companies import and process poultry products for sale to retail chains, specialty stores and institutions in the Canadian and U.S. market. On October 31, 1995 the Company sold its interest in Readyfoods, Inc. realizing a net gain of $111,791.

On December 20, 1995 the Registrant executed an agreement with MPS International Food Works Incorporated obtaining a license for the product known as Libido for its marketing and distribution in the U.S. and Mexico. On February 29, 1996 the Registrant sold the license for the rights to Libido and realized a net gain of $43,125 in the transaction. As part of the transaction, Consolidated was granted the exclusive right to distribute in the United States and Mexico the purchaser's products that contain Libido.

Other income for the year ended February 29, 1996 also includes $49,000 which represents the Company's equity in the net income of Camfam (see Restaurant Operations).

COST AND EXPENSES

COST OF RESTAURANT OPERATIONS

Cost of restaurant sales for the period March 1, 1995 to May 31, 1995 remained constant at 42% as compared to the same periods in 1994 and 1993. Payroll and related costs for the three months were 29% of the sales in fiscal 1996 as compared to 27% in fiscal 1995 and 1994. The increase was due primarily to training and staffing costs related to the turnover of the restaurant's operations to a new operator under the licensing agreement. Occupancy expenses for the three months in fiscal 1996 were $105,049 compared to $136,640 for the same period in fiscal 1995 and $136,640 in 1994. Other restaurant costs were $131,138 for the three months in fiscal 1996 as compared to $243,444 for the same period in fiscal 1995 and $243,444 in 1994. These decreases resulted primarily from the turning over of the restaurants' operations.

COST OF BEVERAGE OPERATIONS

Cost of beverage sales for the period from December 31, 1995 to February 29, 1996 was 97% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended February 29, 1996 were $1,577,811 compared to $1,877,779 and $1,035,082 for the same periods in 1995 and 1994. The decrease was due to: 1) reduction in overhead resulting from the licensing of the restaurant operations and 2) reversal of charges accrued in prior years which are no longer due.

OTHER CHARGES

In addition to operating expenses the Company incurred interest expense and amortization of intangible assets and consulting agreements. Interest expense decreased from $122,596 in fiscal 1995 and $157,253 in fiscal 1994 to $98,633 in fiscal 1996. The decrease was primarily due to the payment in August 1995 of the Note Payable Bank. Amortization of intangible assets for fiscal 1996 was $253,868 compared to $346,590 in 1995 and $352,910 in 1994. This expense relates to the acquisition of the restaurant operations as well as the Beverage Company. In fiscal 1995 and 1994 the Company entered into a number of consulting agreements for professional services. These agreements are being amortized over their term. The cost of such agreements was $141,279 in fiscal 1996 to $599,513 and $965,715 in fiscal 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for the last three fiscal years:



                                                        1996                     1995                  1994
                                                        ----                     ----                  ----
 Net cash provided (required) by operating            $(511,674)              $(608,470)               $(42,885)
 activities

 Net cash used by investing activities                 (222,978)                 (3,108)               (218,113)

 Net cash provided by financing activities              751,042                 580,189                 266,570
                                                      ---------               ---------                --------

 Net increase (decrease) in cash              $         15,686                 $(31,389)                 $5,572
                                              ================                 =========                 ======

The financial resources of the Company have been provided by cash flows from operating activities, sale of stock and loans from stockholders.

In fiscal 1996, the Company operating activities generated a negative cash flow of $511,674 as opposed to negative cash flow of $608,470 in fiscal 1995, and $42,885 in fiscal 1994.

Net cash used by investing activities amounted to $222,978 in fiscal
1996. The Company advanced monies to related parties in the amount of $931,524 in the form of interest bearing notes. The Company also disposed of its investment in Readyfoods and its rights to the Libido license, and received net proceeds of $347,360. A certificate of deposit of $750,000 was cashed during the year and its proceeds used to repay bank debt.
For fiscal 1995 net cash used by investing activities was $3,108, composed mainly of additions and dispositions of property and equipment. For fiscal 1994 net cash used by investing activities was $218,113, composed primarily of advances to Seashells, a related party.

Net cash provided by financing activities amounted to $751,842 in fiscal 1996, compared to $580,189 for fiscal 1995 and $266,570 in fiscal 1994.

In fiscal 1996 the Registrant raised an aggregate of $1,721,623 from private placements. Net repayment of amounts borrowed from stockholders amounted to $223,815. The Registrant also repaid bank notes payable in the amount of $735,000 with proceeds from a matured certificate of deposit of $750,000.

The Company anticipates that it will, from time to time, borrow funds from its shareholders and other unrelated parties until it is able to secure alternate sources of financing as to which there are no assurances. The Company believes that all loans from stockholders were on terms comparable to those which would have been obtainable from a third party source, if such financing was available to the Company at the relevant times.

The Company will be required to secure additional capital for its operations and for working capital purposes. These funds will have to be raised either through borrowing, from the sale of securities and or from stockholders's loans. No assurance can be given that the Company will be able to secure bank financing or such other financing on satisfactory terms or successfully effect the sale of securities in sufficient amounts to meet its capital requirements.

As of February 29, 1996, the Company had negative working capital of $2,009,192. Included in this amount was $1,137,389 of unpaid payroll and sales taxes, representing the unpaid balance of federal withholding and social security taxes for fiscals 1994 and 1995, together with penalties and interest; plus unpaid balance of state sales taxes for fiscals 1994 and 1995, together with penalties and interest.

The Company has been paying the payroll and sales taxes for 1996 on a current basis. The Company has made an offer in compromise with the Internal Revenue Service and the Florida Department of Revenue to fix a payment schedule for these balances.

The Company current objective is to grow through its acquisitions and through expansion of the operations of the companies it has currently acquired.

ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as reflected in the consolidated financial statements, the Company has incurred net losses of $1,704,169 in fiscal 1996, $4,830,716 in fiscal 1995 and $2,136,644 in fiscal
1994. In addition, the Company consolidated financial position reflects a working capital deficiency of $2,009,192 at February 29, 1996 and $4,522,356 at February 28,1995.

These conditions, absent successful effectuation of management's plans, raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:

Management plans to close on the acquisition of Conners Brewery (Don Valley Brewery (1990) Limited mid to late September and in addition, it plans to launch Indian beer in 200 brewers retail stores throughout the province of Ontario in late September. At the present time, funds are available for the closing by the Company from a shareholder of the Company. Each of the Company, the shareholder and Conners are waiting for the filing of the 10-K in order to determine their respective positions. (See pending acquisitions)

Consolidated Beverage, a wholly owned subsidiary of the Company, plans to initiate a vigorous sales campaign in the United States with the Indian beer in the fall of 1996. Additionally, Consolidated will introduce the Libido Terborar and Terbodrive drink to the market in July 1996. Consolidated is the exclusive distributor for Virilite Neutracuetical Corp., a manufacturer of neutraceutical and functional foods and beverages.

The Company's management will become more actively involved with Forest Hill Capital Corp., a company in which the Company currently has a 14% investment, in developing a managed health care program that they intend to launch late this year. Additionally, the

Company is advising Forest Hill on a restructuring and marketing plan for their hearing and optical units in the Hudson Bay and Zellers department stores in Canada.

Due to the delay in the filing of the 10-K, the Company has been unable to close the acquisition of Holly Foods Limited, of Smith Falls Ontario, a Canadian cheese manufacturer. The availability of funds to close this transaction cannot be determined until after the filing of the 10-K. (See pending acquisitions).

The Company will continue to seek out profitable companies in the food, beverage and related business to either acquire or make substantial investments in.

One such investment is Travel Communications International, Inc. ("TCI"), a company that operates and markets the Discover America InfoCenters Program, a networked kiosk application designed to provide general tourism information and services to travelers through the United States, Canada and eventually worldwide. Using Discover America InfoCenters, consumers will be able to obtain local area information on hotel rates and availability and make hotel reservations. The Registrant intends to use these kiosks to help market the Indian, Conners and Libido products.

It is anticipated that the introduction of these new products will substantially increase revenues and profits to the Company.

The eventual outcome of the success of a management's plans cannot be ascertained with any degree of certainty. Because of the Company's financial condition, there can be no guarantee that the Company's stock will continue to be quoted on NASDAQ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements set forth in F-1 through F-31 hereof which are hereby incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's Current Reports on Form 8-K dated July 3, 1996 and July 12, 1996 reporting a change of accountants are incorporated by reference.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following persons are the executive officers and directors as of May 31, 1996.

         Name                              Age                      Position
         ----                              ---                      --------
         Anthony M. Pallante               39                       President, Chief Executive
                                                                     Officer and Director

         Alison Rosenberg Cohen            30                       Vice President-Marketing
                                                                     and Director

         Eugene Bialys                     60                       Director

         Dino Genise                       63                       Director

         Francis Bonilla                   52                       Secretary

         Ida Ovies                         39                       Chief Financial Officer

- --------------------

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successor. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Anthony M. Pallante was elected President, Chief Executive Officer and Director of the Company in May 1995. Mr. Pallante received a B.A. from York University in Toronto. From 1994 to present he has been the President of Upper Canada Beverage Corporation, the U.S. distributor of Upper Canada Beer. From 1992 to present he has been the President of Trade Group, Inc., a beer and carbonated beverage distributor. From 1990-1992, he was the Vice President of Colt Beverages, a carbonated beverage distributor and from 1986-1990 he was the General Manager of Exclusive Beverages Ltd., a distributor of beverages.

Alison Rosenberg Cohen was named President of the Company in September 1991 and had served in such capacity until May 1995 when she stepped down to become Vice President of Marketing. She was elected a Director of the Company in June 1990. From 1988-1991 Ms. Cohen held various positions with the Company and with its predecessor, Seashells, Inc. Ms. Cohen graduated from the University of Miami in 1988 with a B.S. in advertising and marketing. She is the daughter of Leonard Rosenberg, a former officer and director of, and now a consultant, to the Company.

Eugene Bialys was elected a Director of the Company in June 1994. For more than 35 years Mr. Bialys has been involved in the men's clothing industry. From 1958 - 1992, Mr. Bialys was the owner and operator of the Male Shop Limited in Toronto, Ontario. Since 1992, Mr. Bialys has acted as a consultant to businesses involved in the men's clothing industry.

Dino Genise was elected a Director of the Company in June 1994. For more than 30 years Mr. Genise has been a real estate consultant and developer primarily in the Toronto, Ontario area.

Francis Bonilla has been the Secretary of the Company since 1992. From 1992 to 1994 she was Treasurer and Chief Financial Officer of the Company. From 1991 to 1995 she was a bookkeeper for Cami Restaurant Corp, a subsidiary of the Company. From 1987 to 1991 she was a bookkeeper for Sentrex Security Systems of Miami, Florida.

Ida Ovies has been the Chief Financial Officer of the Company since 1994. Ms. Ovies received a BA in Accounting in 1979, from the University of Puerto Rico in San Juan, Puerto Rico. Ms. Ovies also received a Master of Science and Taxation in 1983 from the Florida International University in Miami, Florida. Ms. Ovies is a licensed CPA and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Ms. Ovies has over fifteen years of practice in both public and private accounting.


Under a Consulting Agreement dated January 15, 1996, Mr. Leonard Rosenberg, the father of Alison Rosenberg Cohen, a Vice President of the Company, performs services for the Company in connection with management, marketing, strategic planning, corporate organization and structure and financial matters in connection with the operation of the businesses in which the Company is engaged. Mr. Rosenberg is not an employee of the Company and engages in consulting services of a similar nature for other businesses. As compensation for his services, Mr. Rosenberg was issued 1,500,000 shares of the Company's Common Stock, which the Company registered for sale under the Securities Act of 1933.

In 1986, Mr. Rosenberg was charged in a criminal information filed in Toronto, Canada, Province of Ontario, Judicial District of York. The information alleged in 13 counts that Mr. Rosenberg individually and with others by deceit and other fraudulent means defrauded certain entities of approximately $200,000,000. On April 28, 1993, based upon discussions with his counsel and in consideration of the best interests of his family and the Company, Mr. Rosenberg pled guilty to the charges against him and was sentenced on June 28, 1993 to a five year term of incarceration with the possibility of early parole. Mr. Rosenberg served one year in prison and was released on parole in 1994.

ITEM 11.         EXECUTIVE COMPENSATION.

During the fiscal year ended February 29, 1996, none of the executive officers of the Company received compensation in the form of salary and/or bonus in excess of $100,000. The following table sets forth certain information with respect to compensation for services paid by the Company for the past three fiscal years to or on behalf of the Company's executive officers who were executive officers at February 29, 1996. In addition, the table below sets forth the anticipated compensation to be paid to the Company's executive officers in Fiscal 1996.


                                     Summary Compensation Table
                                     --------------------------


 Name and Principal     Fiscal
     Position            Year-                          Other Annual
     --------            End      Salary       Bonus    Compensation              Awards                  Payments
                         ---      ------       -----    ------------              ------                  --------
                                                                          Restricted  Options/              LTIP
                                                                            Stock       SARS              Payments
                                                                            -----       ----              --------
                                                                           Awards
                                                                           ------
 Anthony Pallante,      1996     $39,000                 $12,000 (1)
 President

 Alison Rosenberg       1996     $37,500    $2,100(3)
 Cohen, Vice
 President

                        1995     $39,000                 $12,000 (1)        $9,375

                        1994     $39,000                 $12,000 (1)

 Francis Bonilla,       1996      $9,000                    $900 (2)
 Secretary

                        1995     $36,000                  $3,600 (2)

                        1994     $36,000                  $3,600 (2)

 Ida Ovies, Chief       1996      $9,320
 Financial Officer

                        1995      $4,700

                        1994        n/a

- -------------------
(1) Represents medical insurance payments in the amount of $6,000 and a car allowance in the amount of $6,000.

(2)      Represents medical insurance payments in the amount of $3,600.

(3)      Automobile allowance of $700 per month.

The only employment agreement between the Company and any of its officers or directors is an Employment Agreement between the Company and Mr. Pallante dated November 29, 1995, pursuant to which Mr. Pallante is employed for period ending on December 31, 1998. Under the terms of the Employment Agreement, Mr. Pallante's annual salary is US$150,000, with annual bonuses based on performance. Mr. Pallante is entitled to participate in all employee benefit plans and to receive such other fringe benefits as any other employee and, in addition, receives a $700 per month automobile allowance and reimbursement of cellular telephone expenses. Mr. Pallante is required to devote his full time to this employment by the Company and is subject to non-competition provision for a period of one year from termination of his employment.

Stock Option Plan

On March 30, 1994, the Board of Directors of the Company adopted its 1994 Employee Stock Option Plan (the "Plan") and directed that a proposal approving the adoption of the Plan be submitted to a vote of the shareholders of the Company at its next Annual Meeting. The Plan was approved by the shareholders at the Annual Meeting held on July 29, 1994.

Under the Plan, awards of options to purchase shares of Common Stock may be granted to eligible employees, including officers and directors who are employees, of the Company or its subsidiaries (collectively, "employees"). The Board of Directors adopted the Plan in order to provide a special incentive to officers and other key employees to remain in the employ of the Company and its subsidiaries and to maximize their efforts to promote successful conduct of the Company's business, by increasing their personal interest in the continued success and progress of the Company. The Plan is also intended to aid the Company and its subsidiaries in attracting persons of outstanding ability to become employees.

The Plan provides for awards to be made of options to purchase a maximum of 1,000,000 shares of Common Stock. Shares in respect of which options are granted under the Plan may be either authorized but unissued shares of Common Stock or issued shares that have been reacquired by the Company and held in its treasury, or both. Shares of Common Stock that are subject to options that expire, terminate or are annulled for any reason without having been exercised, or are forfeited prior to become vested, will return to the pool of such shares available for grant under the Plan.

The Plan is administered by the Stock Option Committee of the Board of Directors of the Company, or such other committee as the Board may in the future appoint, which shall be comprised of at least two persons (the "Committee"). Each member of the Committee shall be a member of the Board of Directors who, during the one year period prior to service on the Committee, was not, and during such service is not, granted or awarded equity securities (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") pursuant to the Plan or any other plan of the Company or any of its affiliates, is such grant or award or participation is such plan would prevent such member from being a "disinterested person" with respect to the Plan for purposes of Rule 16b-3 under the Exchange Act ("Rule 16b-3"). The members of the committee are Eugene Bialys and Dino Genise.

The Committee has broad discretion in administering the Plan, and is authorized, subject only to the express provisions of the Plan, to determine the employees to whom grants of options may be made, to determine the terms and conditions (which need not be identical) of each such grant (including the timing of the grant, the pricing and the amount of such grant and the terms related to the vesting, exercisability, forfeiture and termination of such grant), and to interpret the provisions of the Plan. The determinations of the Committee are final and binding upon all participants.

Options may be granted under the Plan to such employees of the Company and its subsidiaries as the Committee may select. In making such selections, the Committee may take into account the nature of the services rendered by the respective employees, their present and potential contributions to the success of the Company and its subsidiaries, and such other factors as the Committee in its discretion deems relevant. Grants of options may be made to eligible employees whether or not they participate or are entitled to participate in any other compensation plan of the Company or any of its subsidiaries or affiliates and whether or not they hold or have held any options under the Plan. Other than the 1,000,000 share limit, there is not maximum number of options which may be made to any one employee. Directors of the Company are eligible to participate in the Plan only if they are employees of the Company or one or more of its subsidiaries. No member of the Committee, while acting as such, will be eligible to receive any grants of options under the Plan.

Options granted pursuant to the Plan may be either incentive stock options ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options ("Nonqualified Options") which do not qualify under Section 422. The Committee is authorized to determine whether an option is an Incentive Option or a Nonqualified Option.

The exercise price of all options granted under the Plan will be fixed by the Committee, and may be more than, less than or equal to the fair market value of the shares of Common Stock on the date the option is granted, except that, for Incentive Options, the exercise price must be at least equal to 100% of the fair market value of the Common Stock on the date the Option is granted, and for Incentive Options granted to a person who owns more that 10% of the total combined voting power of all classes of stock of the Company at the time the option is granted ("a 10% shareholder"), the exercise price must equal at least 110% of the fair market value of the Common Stock at the time the option is granted.

The term of each option will be fixed by the Committee at the time of grant, but no Incentive Option granted under the Plan may be exercisable for longer than ten years (five years in the case of Incentive Options held by 10% stockholders) from the date it is granted. Options may be exercised in whole or in part at any time or only after a period of time or in installments, as determined by the Committee at the time of grant, and the exercisability of options may be accelerated by the Committee. If an otherwise qualifying Incentive Option becomes exercisable for the first time in any one year for shares having a value in excess of $100,000 as of the date of the grant, the portion of the Incentive Option in respect of such excess shares will be treated as a Nonqualified Option.

The Committee will establish the procedures for the exercise of an option. The method of payment of the exercise price of any option, and of the amount required to satisfy applicable Federal, state and local withholding tax requirements, will be determined by the Committee and may consist of cash, check, promissory note, the surrender of already owned shares of Common Stock, the withholding of shares of Common Stock issuable upon exercise of such option, delivery of a properly executed exercise notice and irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds required to pay the exercise price, any combinations of the foregoing methods of payment or such other consideration and method of payment as may be permitted for the issuance of shares under the Florida Business Corporation Act. The permitted method or methods of payment of the option exercise price and applicable withholding taxes, if other than in cash, shall be set forth in the agreement relating to the grant and may be subject to such conditions as may be necessary to comply with the requirements of Rule 16b-3 for relief from the "short-swing" trading prohibitions of Section 16(b) of the Exchange Act.

Shares of Common Stock surrendered in payment in whole or in part of the option exercise price and applicable withholding taxes, and shares of Common Stock issuable upon exercise of an option that are withheld for such purposes, will be valued at their fair market value on the date of exercise. In general, fair market value is determined by reference to the last sale price for shares of Common stock as reported on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") on the relevant date. If the holder of an option elects to have shares withheld in payment of all or part of the amounts payable upon exercise of an option and such election is made during a ten day "window period" following the release of quarterly or annual statements of the Company's sales and earnings in order to comply with the requirements of Rule 16b-3, then for purposes of valuing the shares withheld, the option (other than an "Incentive Option") will be deemed to have been exercised on the date during such window period on which the highest last sale price of a share of Common Stock is reported on NASDAQ, and the fair market value of such shares shall be deemed to be such highest last reported sale price. The Committee will have the right in its sole discretion to approve or disapprove any election by the holder to have shares withheld to pay the option exercise price or withholding taxes.

Options granted under the Plan will not be transferable other than by the laws of descent and distribution or pursuant to a qualified domestic relations order and, except as otherwise required pursuant to a qualified domestic relations order, may be exercised during the lifetime of the holder of the option only by such holder (or his or her court appointed legal representative).

Under the terms of the Plan, if the employment of the holder of an option terminates by reason of death or total disability, then, unless the agreement relating to the grant provides otherwise, all outstanding options will become immediately exercisable in full in respect of the aggregate number of shares covered thereby. Under the terms of the Plan, if the employment of the holder of an option is terminated prior to the complete exercise of any option, then such option will thereafter be exercisable. If the holder's employment terminates by reason of death or total disability, then any option outstanding on the date of such termination will remain exercisable for a period of at least one year after such termination (but not later than the scheduled expiration of such option), and if the holder's employment is terminated for cause (as defined), then any option outstanding on the date of termination will immediately terminate.

Unless otherwise provided by the Committee in the agreement relating to a grant of options, or unless approved by the Board and, if required by law, by the shareholders, each option will vest and become exercisable in full upon the occurrence of any transaction which would be required to be reported in any filing by the Company with the Securities and Exchange Commission.

Such a transaction would include without limitation the following: (a) the acquisition by any person or entity (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or any subsidiary) of securities representing 20% or more of the combined voting power of the Company's outstanding securities; (b) during any period of two consecutive years, the individuals who at the beginning of such period constitute the Board of Directors of the Company cease to constitute at least a majority of the Board of Directors, unless the election of each director was not a director at the beginning of such period was approved in advance by the directors representing at least two-thirds of the directors then in office who were directors at the beginning of such period; (c) the Company's agreeing to merge or consolidate with or into another corporation or other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent not less than 80% of the combined voting power of the voting securities of the Company or surviving corporation or entity outstanding immediately after such merger or consolidation; (d) the Company's agreeing to sell, lease, exchange or otherwise dispose of all or substantially all of its assets; (e) the adoption of any plan to liquidate or dissolve the Company.

Unless otherwise provided by the Committee in the agreement relating to a grant of options, the Committee has the discretion to determine that any or all outstanding stock option granted pursuant to the Plan will not vest or become exercisable on an accelerated basis in connection with any change in control of the Company which has been approved by the Board of Directors, if action that, in the opinion of the Committee, is equitable and appropriate is taken by the Board of Directors or by the surviving or acquiring corporation or entity, as the case may be, to assume such grant or substitute a new grant or other consideration therefor, and in order to make such assumed or new grant, as nearly as may be practicable, equivalent to the old grant, taking into account the kind and amount of securities, cash or other assets into or for which the shares of Common Stock may be converted or exchanged in connection with the approved change in control of the Company.

In the event of a stock split, stock dividend or distribution, reclassification, recapitalization or other corporate event that affects the Common Stock (including mergers or consolidations other than those which constitute an Approved Change in Control of the Company), the Plan provides for the Committee to make such adjustments as it deems equitable and appropriate to any or all of (i) the number and kind of shares subject to outstanding options, (ii) the exercise price of outstanding options and (iii) the number and kind of shares for which options may thereafter be granted under the Plan.

The Committee may require in the agreement relating to a grant of an option that, if the holder acquires any shares of Common Stock through the exercise of options, then prior to selling or otherwise transferring any such shares to a third party, such holder must offer to sell such shares to the Company, at their fair market value, pursuant to a right of first refusal.

The obligation of the Company with respect to grants of options under the Plan are subject to all applicable laws.

No options may be granted under the Plan on or after the tenth anniversary of its effective date. The Board of Directors or the Committee may terminate or amend the Plan at any time; provided, however, that any such amendment shall comply with all applicable laws, all applicable stock exchange of NASDAQ listing requirements, and any requirements for exemption (to the extent necessary) under Rule 16b-3. Without further shareholder approval, no amendment to the Plan shall increase the number of shares of Common stock subject to the Plan (except as authorized by the adjustment provisions described above), change the class of persons eligible to receive grants of options under the Plan or otherwise materially increase the benefits accruing to participants under the Plan. Termination or amendment of the Plan may not adversely affect the rights of any holder of options without his or her consent. Subject to the specific terms of the Plan, the Committee may accelerate the vesting of any option or waive any condition or restriction pertaining to an option at any time.

GRANT OF OPTIONS

As of February 29, 1996, the following options have been granted pursuant to the provisions of the Plan. None of such options have been exercised.


                                  Incentive          Non-Qualified            Date of            Exercise
             Name                  Options              Options                Grant               Price
             ----                  -------              -------                -----               -----
 Alison Rosenberg Cohen              -0-               200,000                 2/23/95              $.25


 John Cami                           -0-               100,000                 2/23/95              $.25

 Richard Cami                        -0-               100,000                 2/23/95              $.25

 Francis Bonilla                     -0-               50,000                  2/23/95              $.25


 Ida Ovies                           -0-               50,000                  2/23/95              $.25


 Brenda Sepulveda                    -0-               50,000                  2/23/95              $.25


 Holly Leinwand                      -0-               50,000                  2/23/95              $.25


ITEM 12.         SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of May 31, 1996 by (i) the owners of more than five percent (5%) of the Company's Common Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common Stock owned by all officers and directors as a group:


 Name and Address of Beneficial                    Number of Shares of           Percentage of
 Owner(1)                                          Common Stock                  Common Stock
 ------------------                                -------------                 --------------
 Anthony M. Pallante (2)                            -0-                              0%

 Alison Rosenberg Cohen (3)                        500,000                        1.01%


 Eugene Bialys (4)                                 333,000                        0.67%


 Dino Genise (5)                                   250,000                        0.50%


 Francis Bonilla (6)                               50,000                         0.01%


 Ida Ovies (7)                                     50,000                         0.01%


 All Executive Officers and Directors as           1,183,000                      2.39%
 a Group
 (6 persons) (8)

(1) The address for all officers and directors of the Company is c/o Value Holdings, Inc., 3211 Ponce de Leon Blvd., Suite 201, Coral Gables, Florida 33134.


(2) Pursuant to the terms of the Exchange Agreement between the Company and Mr. Pallante entered into at the time of the Company's acquisition of Upper Canada Beverage, Mr. Pallante many exchange each of his shares of Value Beverage Corp. for one share of the Company's Common Stock, which exchange would result in Mr. Pallante owning 2,400,000 shares of the Company Common Stock.

(3) Includes 110,000 shares of Common Stock beneficially owned by Alison Rosenberg Cohen and 390,000 options to purchase shares of Common Stock which are immediately exercisable.

(4) Includes 83,000 shares of Common Stock beneficially owned by Eugene Bialys and 250,000 options to purchase shares of Common Stock which are immediately exercisable.

(5) Represents 250,000 options to purchase shares of Common Stock which are immediately exercisable.

(6) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(7) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(8) Includes 193,000 shares of Common Stock and 990,000 options to purchase shares of Common Stock immediately exercisable.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During fiscal 1995, Seashells, a shareholder of the Company, returned to the Company 615,036 shares of Common Stock that it had previously owned. Seashells was indebted to the Company's subsidiary (Cami Restaurant) in an amount equal to $376,954 and such shares were returned in consideration of forgiveness of such debt. The stock was reported by the Company at its fair value equal to $307,518 ($.50 per share) and such shares were retired. There was a loss of $69,436 incurred on this transaction which was charged to expense in Fiscal 1995.

During fiscal 1995, 867,000 shares of Common Stock were issued in connection with conversions of certain loans owed by the Company. One of such loans was in the amount of

$49,000 made by Konnazu Investment Corp. ("Konnazu"), a shareholder of the Company. In connection with the conversion of such loan, the Company issued Konnazu 346,800 shares of Common Stock. An additional $73,500 loan made by Tammuz Holding Inc. ("Tammuz") to the Company was converted into 520,200 shares of Common Stock. Both of such loan conversions were made on September 29, 1994.

On February 23, 1995, the Company issued 200,000 options under the Plan as follows: Alison Rosenberg Cohen (Vice President) 200,000; Francis Bonilla (Secretary) 50,000; Ida Ovies (Chief Financial Officer) 50,000. All of such options are exercisable at $.25 per share. In addition, on February 23, 1995, the Company issued 250,000 options to purchase shares of Common Stock to each of Dino Genise and Eugene Bialys, Directors of the Company. Such options are exercisable at $.25 per share.

The Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 1993 with Holograph Investment Inc., ("Holograph") an unaffiliated party. Pursuant to the Preferred Stock Purchase Agreement, which was subject to certain amendments to the Company's Articles of Incorporation to authorize the issuance of shares of Preferred Stock, the Company agreed to issue and sell to Holograph, and Holograph agreed to purchase from the Company, 750,000 shares of newly created series of Preferred Stock, for a purchase price of $750,000.

On January 15, 1996, the Company entered into a Consulting Agreement with Leonard Rosenberg, the father of Alison Rosenberg Cohen, Vice President of the Company. Under the terms of the Consulting Agreement, Mr. Rosenberg is to provide advice to the Company with respect to management, marketing, strategic planning, corporate organization and structure and financial matters in connection with the operations of the businesses in which the Company is engaged. In return, the Company issued to Mr. Rosenberg 1,500,000 shares of the Company's Common Stock and registered these shares for sale under the Securities Act of 1933.

A proposal to amend the Company's Articles of Incorporation was approved by the shareholders at the 1994 Annual Meeting of Shareholders. As a result, the Board of Directors created a series of Preferred Stock, consisting of 750,000 shares, known as "Series A Preferred Stock" and issued all of such shares of Series A Preferred Stock to Holograph. The Series A Preferred Stock does not have any voting rights, except as may be otherwise required by law. A dividend of $.025 per share will be paid on the Series A Preferred Stock on a quarterly basis. Each share of Series A Preferred Stock has a preference on liquidation of the Company of $1.00 per share.

Commencing one year after the date of issuance of the Series A Preferred Stock, the Company may, at its option, call at any time and from time to time for redemption of any or all of the outstanding shares of Series A Preferred Stock at a redemption price of $1.00 per share plus any accrued but unpaid dividends thereon. Commencing one year after the date of issuance of the Series A Preferred Stock, each and every outstanding share of Series A

Preferred Stock may, at the option of the holder thereof, be converted into two and two-thirds shares of Common Stock.

The entire $750,000 transferred by Holograph to the Company was utilized to purchase a certificate of deposit from County National Bank of Florida. The certificate of deposit was pledged to such bank to secure a line of credit made by the bank to the Company's wholly-owned subsidiary, Cami Restaurant Corp. As a result of such pledge, certain personal guaranties and certain collateral pledged by certain shareholders of the Company to secure such loan were released by the bank.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K.

         (a)     1.       Financial Statements.

                          (i)     Reports of Independent Certified Public
                                  Accountants;

                          (ii) Consolidated Balance Sheets as of February 29, 1996 and February 28, 1995;

                          (iii) Consolidated Statements of Operations for the years ended February 29, 1996, February 28, 1995 and February 28, 1994;

                          (iv) Consolidated Statement of Stockholders' Equity for the years ended February 29, 1996, February 28, 1995 and February 28, 1994;

                          (v) Consolidated Statements of Cash Flows for the years ended February 29, 1996, February 28, 1995 and February 28, 1994;

                          (vi)    Notes to Consolidated Financial Statements.

                 2.       Financial Statement Schedules.

                          None.

         (b)     Reports on Form 8-K

                 Current Reports on Form 8-K dated November 8, 1995 and December 28, 1995.

         (c)     Exhibits Required by Item 601 of Regulation S-K.

         2 Agreement and Plan of Merger (Incorporated by reference to the Company's Proxy Statement dated January 18, 1993, filed with the Securities and Exchange Commission (the Commission") on January 18, 1993).

                 2.1 Articles of Merger (Incorporated by reference to the Company's Form 8-K dated March 19, 1993, filed with the Commission on March 22, 1993).

         3 Articles of Incorporation, as amended (Incorporated by reference to the Company's Form 8-K dated March 19, 1993, filed with the Commission on March 22, 1993).

                 3.1 Bylaws of the Company, as amended (Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993) (the "1993 Form 10-K").

         4       Form of Common Stock Certificate (Incorporated by reference to
                 Exhibit 4 to the Company's's Registration Statement on Form S-1 (No. 33-61020) filed with the Commission on April 14, 1993 ("Form S-1").

                 4.1 Form of Common Stock Purchase Warrant (Incorporated by reference to the 1993 Form 10-K).

                 4.2 Common Stock Purchase Warrant to Gary D. Lipson dated February 23, 1993 (Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission on March 10, 1993).

                 4.3 Warrant dated February 8, 1994 to Gary Lipson (Incorporated by reference to the Company's Statement on Form S-8, Registration No. 33-77400).

                 4.4 Warrant dated February 8, 1994 to Alison Rosenberg Cohen (Incorporated by reference to the Company's Statement on Form S-8, Registration No. 33-77400).

         10 Lease for the South Miami, Florida restaurant (Incorporated by reference to the 1993 Form 10-K).

                 10.1 Lease for the West Miami, Florida restaurant (Incorporated by reference to the 1993 Form 10-K).

                 10.2     Lease for the Pembroke Pines, Florida restaurant
                           (Incorporated by reference to the 1993 Form 10-K).

                 10.3 Lease for the Commissary (Incorporated by reference to the 1993 Form 10-K).

                 10.4 Promissory Note dated August 30, 1991, payable to A.H. and R. Consultants, Inc. in the amount of $294,000 (purchase of Seashells' assets) (Incorporated by reference to the Company's Form 8-K dated September 13, 1991).

                 10.5 Agreement for Purchase and Sale of Assets with Seashells, Inc. Seashells I, Inc., Seashells II, Inc. Seashells IV, Inc. dated August 30, 1991 (Incorporated by reference to the Company's Form 8-K dated September 13, 1991).

                 10.6 Stock Option Plan dated August 13, 1986 (Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, as filed with the Commission on March 13, 1989).

                 10.7 Consulting Agreement between the Company and Leonard Rosenberg dated July 1, 1992 (Incorporated by reference to the Company's Form 8 as filed with the Commission on July 18, 1992 ("Form 8")).

                 10.8 Employment Agreement of Mr. Leonard Rosenberg (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1992).

                 10.9 Irrevocable Proxy for Seashells, Inc. In favor of the Directors of the Company dated August 30, 1991 (Incorporated by reference to Exhibit 10.9 in Form S-1).

                 10.10 Renewal Promissory Note in the Aggregate Amount of $900,000 with County National Bank (Incorporated by reference to Exhibit 10.10 in Form S-1).

                 10.11 Agreement between Cami Restaurant Corp., the Company, Renee Rosenberg, Leonard Rosenberg and Anne Lebow regarding Pledge of Security in Connection with County National Bank Renewal of Loan (Incorporated by reference to the Exhibit 10.11 in Form S-1).

                 10.12 Letter of Intent between the Company and Bi Allas Investment Corp. ("Bi Allas") dated November 30, 1992 (Incorporated by reference to the 1993 Form 10-K).

                 10.13 Letter Agreement dated February 26, 1993, extending Letter of Intent between the Company and Bi Allas (Incorporated by reference to the 1993 Form 10-K).

                 10.14 Conversion Agreement dated as of July 1, 1992, between the Company and Genesis Funding, Inc. ("Genesis") (Incorporated by reference to Form 8).

                 10.15 Promissory Note dated August 30, 1991, payable to Genesis in the amount of $181,337.50 (Incorporated by reference to the Form 8).

                 10.16 Conversion Agreement dated as of July 1, 1992, between the Company and Elar Financial Services, Inc. ("Elar") (Incorporated by reference to the Form 8).

                 10.17 Promissory Note date August 30, 1991, payable to Elar in the amount of $57,794.38 (Incorporated by reference to the Form 8).

                 10.18 Conversion Agreement dated as of July 1, 1992, between the Company and A.H. and R. Consultants, Inc. (Incorporated by reference to the Form 8).

                 10.19 Security Agreements dated September 12, 1991, between Cami I, Inc., Cami II, Inc., Cami IV, Inc., Cami Restaurant Corp. and County National Bank of South Florida, and related documentation (Hypothecation Security Agreements, Collateral Assignments of Lease) (Incorporated by reference to the 1993 Form 10-K).

                 10.20 Renewal Promissory Note dated September 16, 1992, payable to Renee Rosenberg in the amount of $7,000 (Incorporated by reference to the 1993 Form 10-K).

                 10.21 Renewal Promissory Note dated September 11, 1992, payable to Renee Rosenberg in the amount of $5,000 (Incorporated by reference to the 1993 Form 10-K).

                 10.22 Renewal Promissory Note dated September 16, 1992, payable to Globex Equity Corp. In the amount of $12,500 (Incorporated by reference to the 1993 Form 10-K).

                 10.23 Renewal Promissory Note dated July 29, 1992, payable to Anne Lebow in the amount of $150,000 (Incorporated by reference to the 1993 Form 10-K).

                 10.24 Security Agreement between the Company and Anne Lebow (Incorporated by reference to the 1993 Form 10-K).

                 10.25 Renewal Promissory Note dated September 11, 1992, payable to Renee Rosenberg in the amount of $2,000 (Incorporated by reference to the 1993 Form 10-K).

                 10.26 Renewal Promissory Note dated September 16, 1992, payable to Genesis in the amount of $3,500 (Incorporated by reference to the 1993 Form 10-K).

                 10.27 Renewal Promissory Note dated September 16, 1992, payable to Globex Equity Corp. in the amount of $12,500 (Incorporated by reference to the 1993 Form 10-K).

                 10.28 Renewal Promissory Note dated July 29, 1992, payable to Anne Lebow in the amount of $150,000 (Incorporated by reference to the 1993 Form 10-K).

                 10.29 Promissory Note dated January 3, 1989, payable to Naftali Reiter, Enrique Wolf and Hugo Reiter in the amount of $34,005 (Incorporated by reference to the 1993 Form 10-K).

                 10.30 Promissory Note dated February 3, 1989, payable to Naftali Reiter, Enrique Wolf and Hugo Reiter in the amount of $91,885 (Incorporated by reference to the 1993 Form 10-K).

                 10.31 Renewal Warehouse Lease for the Commissary (Incorporated by reference to Form S-1).

                 10.32 Renewal Promissory Note dated July 23, 1993, with County National Bank (Incorporated by reference to Form S-1).

                 10.33 Guarantee dated July 23, 1993, by Linium Technology, Inc. for Cami Restaurant Corp. (Incorporated by reference to 1993 Form S-1).

                 10.34 Restaurant Lease Agreement dated as of February 21, 1994 by and between Bass Cocoa Beach, Inc. and Cami Restaurant Corp. (Incorporated by reference to the 1994 Form 10-K).

                 10.35 Preferred Stock Purchase Agreement dated as of December 30, 1993 by and between Linium Technology, Inc. and Holograph Investments, Inc. (Incorporated by reference to the 1994 Form 10-K).

                 10.36 Share Purchase Agreement dated December 31, 1994 among Cyril Levenstein, Marilyn Levenstein, Steven Levenstein, Karen Sokoloff, Richard Levenstein, the Levenstein Family Trust (collectively, the "Vendors") and the Company and Readyfoods Acquisition Corp., an Ontario corporation ("RAC") (Incorporated by reference to Form 8-K dated February 24, 1995).

                 10.37 First Amendment to Share Purchase Agreement dated December 31, 1995 among the Vendors, Company and RAC (Incorporated by reference to Form 8-K dated February 24, 1995).

                 10.38 Interim Unanimous Shareholders Agreement dated February 24, 1995 among Company, the Vendors, RAC and certain other parties Incorporated by reference to Form 8-K dated February 24, 1995).

                 10.39 Share Purchase Agreement dated February 24, 1995 among the Vendors, the Company, RAC and certain other parties (Incorporated by reference to Form 8-K dated February 24, 1995).

                 10.40 Escrow Agreement dated February 24, 1995 among the Company, RAC, the Vendors and Minden, Gross, Grafstein & Greenstein (Incorporated by reference to Form 8-K dated February 24, 1995).

                 10.41 Exchange Agreement dated February 24, 1995 among the Company, Cyril Levenstein, Marilyn Levenstein and the Levenstein Family Trust (Incorporated by reference to Form 8-K dated April 6, 1995).

                 10.42 Share Purchase Agreement dated March 13, 1995 among Arnold Unger, Renee Unger and the Unger Family Trust (collectively, the "Vendors") and Excelle Acquisition Corp., an Ontario corporation ("EAC") and the Company (Incorporated by reference to Form 8-K dated April 6,
                          1995).

                 10.43 Agreement Amending Share Purchase Agreement dated April 6, 1995 among the Vendors, EAC and the Company (Incorporated by reference to Form 8-K dated April 6,
                          1995).

                 10.44 Unanimous Shareholders Agreement dated April 6, 1995 among the Company, the Vendors, EAC and certain other parties (Incorporated by reference to Form 8-K dated April 6, 1995).

                 10.45 Exchange Agreement dated April 6, 1995 among the Company and the Vendors (Incorporated by reference to Form 8-K dated April 6, 1995).

                 10.46 License Agreement dated June 1, 1995 by and between Cami Restaurant Corp. and Family Steak Houses of Miami, Inc. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

                 10.47 Share Purchase Agreement dated October 30, 1995 between Value Holdings, Inc. and Cyril Levenstein, Inc. Trust (incorporated by reference to Form 8-K dated November 8, 1995).

                 10.48 Termination Agreement dated October 30, 1995 among Value Holdings, Inc.; Cyril Levenstein; Marilyn Levenstein; The Levenstein Family Trust; Stephen Levenstein; Richard Levenstein and Karen Sokoloff; Readyfoods Acquisition Corp; 41 Paquin Drive, Inc.; and ReadyFoods Limited (incorporated by reference to Form 8-K dated November 8, 1995).

                 10.49 Share Purchase Agreement dated October 27, 1995 between Anthony Pallante, Value Beverage Corp. and Value Holdings, Inc. (incorporated by reference to Form 8-K dated December 28, 1995).

                 10.50 Exchange Agreement dated October 31, 1995 between Value Holdings, Inc. and Anthony Pallante (incorporated by reference to Form 8-K dated December 28, 1995).

                 10.51 Unanimous Shareholders Agreement dated November 30, 1995 by and among Value Holdings, Inc., Anthony Pallante, Value Beverage Corp., The Trade Group, Inc. and Upper Canada Beverage Company (incorporated by reference to Form 8-K dated December 28, 1995).

                 10.52 Consulting Agreement between Value Holdings, Inc. and Leonard Rosenberg dated January 15, 1996 (incorporated by reference to Form S-8 Registration Statement No 333-00945).

         22 Subsidiaries of the Company (Incorporated by reference as Exhibit 22 to Form S-1).

         27      Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Coral Gables, Florida

July 29, 1996

                                VALUE HOLDINGS, INC.


July 29, 1996                       By: /s/ Anthony M. Pallante
                                         -------------------------------
                                          Anthony M. Pallante,
                                          President and Chief Executive
                                          Officer



July 29, 1996                       By: /s/ Ida Ovies
                                         ----------------------------
                                          Ida Ovies,
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons above in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                      DATE
- ---------                                          -----                                      ----

/s/ Anthony M. Pallante                            President/                                 July 29, 1996
- ------------------------------------               Chief Executive
Anthony M. Pallante                                Officer and Director


/s/ Alison Rosenberg Cohen                         Vice President                             July 29, 1996
- ------------------------------------               and Director
Alison Rosenberg Cohen


/s/ Eugene Bialys                                  Director                                   July 29, 1996
- --------------------------------------
Eugene Bialys


/s/ Dino Genise                                    Director                                   July 29, 1996
- ----------------------------------
Dino Genise


/s/ Ida Ovies                                      Chief Financial                            July 29, 1996
- ----------------------------------                 Officer
Ida Ovies


/s/ Francis Bonilla                                Secretary                                  July 29, 1996
- ----------------------------------
Francis Bonilla

                              VALUE HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                    FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                              VALUE HOLDINGS, INC.



                               TABLE OF CONTENTS





                                                                                              PAGE
                                                                                              --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                            F-1 to F-2


CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                                                       F-3

         Statements of Operations                                                             F-4

         Statements of Stockholders' Equity                                                   F-5 to F-6

         Statements of Cash Flows                                                             F-7 to F-9




         Notes to Consolidated Financial Statements                                           F-10 to F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Value Holdings, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Value Holdings, Inc. as of February 29, 1996, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended February 29, 1996. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Holdings, Inc. as of February 29, 1996, and the consolidated result of their operations and their cash flows for the year ended February 29, 1996, in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 to the consolidated financial statements, there are significant matters concerning the Company, including among other things, going concern considerations and payroll and sales taxes payable, which raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in
Note 2 to the consolidated financial statements. In addition, as more fully discussed in Note 2 to the consolidated financial statements, the Company is involved in certain pending litigation as to which, in one matter in which the plaintiffs are seeking in excess of $4,600,000, there is a strong likelihood of an unfavorable result, although the range of potential loss cannot be estimated at this time, and, in several other matters, an estimate of the likelihood of an unfavorable result cannot be made at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.




/s/ CHADDERTON, GULISANO & COMPANY, P.A.
- ----------------------------------------
CHADDERTON, GULISANO & COMPANY, P.A.
Certified Public Accountants
Coral Gables, Florida
July 26, 1996


                                    F-2(1)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Value Holdings, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Value Holdings, Inc. as of February 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Holdings, Inc. as of February 28, 1995, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 to the consolidated financial statements, there are significant matters concerning the Company which raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the consolidated financial statements. In addition, as more fully discussed in
Note 17 to the consolidated financial statements, the Company is involved in certain pending litigation as to which an estimate of the likelihood of an unfavorable result cannot be made at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of these significant uncertainties.




                           /s/ RACHLIN COHEN & HOLTZ
                           -------------------------
                             RACHLIN COHEN & HOLTZ

Coral Gables, Florida
June 6, 1995





                                    F-2(2)

                              VALUE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                          February 29,          February 28,
                                           ASSETS                                             1996                  1995
                                           ------                                         ------------         -------------
CURRENT ASSETS
 Cash                                                                                    $      15,686         $           -
 Certificate of deposit                                                                              -               750,000
 Loans to officer                                                                                7,351                     -
 Accounts receivable                                                                            34,163                     -
 Note receivable - affiliate (net of deferred gain of $172,502)                                 27,498                     -
 Notes receivable, other                                                                       161,154                     -
 Inventories                                                                                         -                58,693
 Prepaid expenses and other                                                                     16,085               123,181
                                                                                         -------------         -------------
    TOTAL CURRENT ASSETS                                                                       261,937               931,874

INVESTMENTS IN AFFILIATED COMPANIES                                                            259,638                     -

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                                              -             6,594,400

ADVANCES AND OTHER RECEIVABLES DUE FROM FORMER STOCKHOLDER                                      52,542                 3,533

PROPERTY AND EQUIPMENT                                                                         593,367               844,321

COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED                                            892,500             1,020,000

INTANGIBLE ASSETS                                                                            1,675,969               517,665

NOTE RECEIVABLE - AFFILIATE                                                                    770,426                     -

OTHER ASSETS                                                                                    33,047                64,773
                                                                                         -------------         -------------

    TOTAL ASSETS                                                                         $   4,539,426         $   9,976,566
                                                                                         =============         =============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES
 Obligation to acquire unconsolidated subsidiary                                         $           -         $   1,950,000
 Note payable, bank                                                                                  -               735,000
 Notes payable, other                                                                           43,500                52,181
 Notes payable, stockholders and directors                                                     338,157               502,728
 Accounts payable                                                                              539,362               618,213
 Payroll and sales taxes payable                                                             1,157,389             1,059,908
 Accrued liabilities, other                                                                    192,722               536,200
                                                                                         -------------         -------------
  TOTAL CURRENT LIABILITIES                                                                  2,271,130             5,454,230
                                                                                         -------------         -------------

LONG-TERM DEBT, STOCKHOLDER                                                                    287,875               287,875
                                                                                         -------------         -------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS                                                         -                     -

STOCKHOLDERS' EQUITY
 Series A preferred stock, par value $.0001; authorized 20,000,000;
  shares issued and outstanding 750,000 shares at liquidation value                            750,000               750,000
 Common stock, $.0001 par value; authorized 180,000,000 shares; issued
  and outstanding 44,206,068 in 1996 and 14,471,732 in 1995                                      4,420                 1,447
 Common stock conversion rights under exchange agreement                                     1,180,000             4,535,000
 Notes receivable - Affiliates                                                                (840,000)                    -
 Capital in excess of par                                                                   12,675,611             9,133,971
 Deficit                                                                                   (11,789,610)          (10,053,157)
 Deferred consulting agreements                                                                      -              (132,800)
                                                                                         -------------         -------------
                                                                                             1,980,421             4,234,461
                                                                                         -------------         -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   4,539,426         $   9,976,566
                                                                                         =============         =============





See notes to consolidated financial statements.

                              VALUE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    Year Ended
                                                            ----------------------------------------------------------
                                                              February 29,         February 28,          February 28,
                                                                  1996                 1995                  1994
                                                            ---------------       --------------       ---------------

Revenues
 Restaurant sales                                           $    1,232,547        $   7,053,785        $    6,611,573
 Distribution sales                                                198,062                    -                     -
 Restaurant licensing fees                                         161,542                    -                     -
 Interest and other                                                 91,455              124,890                25,808
                                                            --------------        -------------        --------------
                                                                 1,683,606            7,178,675             6,637,381
                                                            --------------        -------------        --------------

Costs and Expenses
 Cost of restaurant sales                                          551,082            2,927,023             2,638,738
 Cost of distribution sales                                        192,366                    -                     -
 Payroll and related costs                                         358,122            2,283,409             1,878,246
 Occupancy                                                          84,777              684,456               532,717
 Other restaurant operating costs                                   78,258            1,172,405               935,954
 General and administrative                                      1,577,811            1,877,779             1,035,082
 Depreciation                                                      206,495              247,342               277,410
 Amortization, intangible assets                                   253,868              346,590               352,910
 Amortization, consulting agreements                               141,279              599,513               965,715
                                                            --------------        -------------        --------------
                                                                 3,444,058           10,138,517             8,616,772
                                                            --------------        -------------        --------------

Loss Before Other Income (Charges)                              (1,760,452)          (2,959,842)           (1,979,391)
                                                            --------------        -------------        --------------

Other Income (Charges)
 Interest expense                                                  (98,633)            (122,596)             (157,253)
 Writedown of goodwill                                                   -           (1,748,278)                    -
 Gain on disposition of unconsolidated
  subsidiary                                                       111,791                    -                     -
 Recognized gain on sale of license to
  affiliated company                                                43,125                    -                     -
                                                            --------------        -------------        --------------
                                                                    56,283           (1,870,874)             (157,253)
                                                            --------------        -------------        --------------

Net Loss                                                    $   (1,704,169)       $  (4,830,716)       $   (2,136,644)
                                                            ==============        =============        ==============

Net Loss Per Common Share                                   $         (.07)       $        (.40)       $         (.23)
                                                            ==============        =============        ==============





See notes to consolidated financial statements.

                              VALUE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                Note Receiv-
                                                                                                    Common     able Deemed
                                                                                                    Stock       to Pertain
                                                                      Preferred       Common      Conversion   to Issuance
                                                                        Stock         Stock         Rights       of Stock
                                                                     -----------   -----------   -----------    ----------



Balance, March 1, 1993                                               $         -   $       886   $         -    $        -

Year Ended February 28, 1994
 Issuance of common stock in private placements                                              9
 Issuance of common stock in connection with deferred
    consulting agreements                                                                   67
 Amortization of deferred consulting agreements
 Issuance of common stock for compensation                                                   5
 Conversion of notes payable into common stock                                             156
 Net loss                                                                      -                           -
                                                                     -----------   -----------   -----------    ----------

Balance, February 28, 1994                                                     -         1,123             -             -

Year Ended February 28, 1995
 Issuance of preferred stock for certificate
    of deposit                                                           750,000
 Issuance of common stock in connection with
    deferred consulting agreements                                                         179
 Amortization of deferred consulting agreements
 Issuance of common stock for compensation                                                  10
 Conversion of notes payable into common stock                                              87
 Issuance of common stock for services                                                      78
 Issuance of common stock in private placements                                             32
 Retirement of common stock received in consideration for
  settlement of receivable from stockholder                                                (62)
 Common stock conversion rights under exchange agreement                                           4,535,000
 Dividends paid on preferred stock
 Net loss
                                                                     -----------   -----------   -----------    ----------

Balance, February 28, 1995                                               750,000         1,447     4,535,000             -




                                                                      Capital                    Deferred
                                                                     in Excess                   Consulting
                                                                       of Par       Deficit      Agreements       Total
                                                                     -----------  ------------   ----------    ----------



Balance, March 1, 1993                                               $7,626,887   $(3,040,920)   $(750,000)    $3,836,853

Year Ended February 28, 1994
 Issuance of common stock in private placements                          58,241                                    58,250
 Issuance of common stock in connection with deferred
    consulting agreements                                               577,496                   (577,563)             -
 Amortization of deferred consulting agreements                                                    965,715        965,715
 Issuance of common stock for compensation                               28,120                                    28,125
 Conversion of notes payable into common stock                          389,844                                   390,000
 Net loss                                                                          (2,136,644)                 (2,136,644)
                                                                     ----------   -----------    ---------     ----------

Balance, February 28, 1994                                            8,680,588    (5,177,564)    (361,848)     3,142,299

Year Ended February 28, 1995
 Issuance of preferred stock for certificate
    of deposit                                                                                                    750,000
 Issuance of common stock in connection with
    deferred consulting agreements                                      370,286                   (370,465)             -
 Amortization of deferred consulting agreements                                                    599,513        599,513
 Issuance of common stock for compensation                               18,740                                    18,750
 Conversion of notes payable into common stock                          122,413                                   122,500
 Issuance of common stock for services                                  169,494                                   169,572
 Issuance of common stock in private placements                          79,968                                    80,000
 Retirement of common stock received in consideration for
  settlement of receivable from stockholder                            (307,518)                                 (307,580)
 Common stock conversion rights under exchange agreement                                                        4,535,000
 Dividends paid on preferred stock                                                    (44,877)                    (44,877)
 Net loss                                                                          (4,830,716)                 (4,830,716)
                                                                     ----------   -----------    ---------     ----------

Balance, February 28, 1995                                            9,133,971   (10,053,157)    (132,800)     4,234,461

See notes to consolidated financial statements.

                              VALUE HOLDINGS, INC.

                                                                                                                Note Receiv-
                                                                                                    Common     able Deemed
                                                                                                    Stock       to Pertain
                                                                      Preferred       Common      Conversion   to Issuance
                                                                        Stock         Stock         Rights       of Stock
                                                                     -----------   -----------   -----------    ----------

Balance, February 28, 1995                                           $   750,000   $    1,447    $ 4,535,000    $

Year Ended February 29, 1996
 Issuance of common stock for consulting services                                          15
 Issuance of common stock for services                                                    948
 Issuance of common stock related to Readyfoods acquisition
  Standstill agreement for creditor of Readyfoods                                         100
  Second mortgage financing for Readyfoods                                                 60
 Issuance of common stock in private placements
  Funds to loan Readyfoods                                                                400
  Working capital purposes                                                                383
  Funds loaned to affiliated companies                                                  1,067
 Issuance of common stock for services related to acquisition
  of subsidiary                                                                           100
 Cancellation of common stock and other effects of
  disposition of Readyfoods                                                              (100)    (4,535,000)
 Common stock conversion rights under exchange agreement                                           1,180,000
 Dividends paid on preferred stock
 Amortization of deferred consulting agreements
 Issuance of stock to creditors of an affiliate                                                                  (840,000)
 Net loss
                                                                     -----------   ----------     ----------    ---------


Balance, February 29, 1996                                           $   750,000   $    4,420     $1,180,000    $(840,000)
                                                                     ===========   ==========     ==========    =========





                                                                     Capital                      Deferred
                                                                    in Excess                    Consulting
                                                                      of Par        Deficit      Agreements       Total
                                                                    -----------   ------------   ----------    ----------

Balance, February 28, 1995                                          $9,133,971    $(10,053,157)   $(132,800)    $4,234,461

Year Ended February 29, 1996
 Issuance of common stock for consulting services                       14,985                      (15,000)             -
 Issuance of common stock for services                                 852,037                                     852,985
 Issuance of common stock related to Readyfoods acquisition
  Standstill agreement for creditor of Readyfoods                       99,900                                     100,000
  Second mortgage financing for Readyfoods                              59,940                                      60,000
 Issuance of common stock in private placements
  Funds to loan Readyfoods                                             590,853                                     591,253
  Working capital purposes                                             389,617                                     390,000
  Funds loaned to affiliated companies                               1,609,308                                   1,610,375
 Issuance of common stock for services related to acquisition
  of subsidiary                                                         24,900                                      25,000
 Cancellation of common stock and other effects of
  disposition of Readyfoods                                            (99,900)                                 (4,635,000)
 Common stock conversion rights under exchange agreement                                                         1,180,000
 Dividends paid on preferred stock                                                     (32,284)                    (32,284)
 Amortization of deferred consulting agreements                                                     147,800        147,800
 Issuance of stock to creditors of an affiliate                                                                   (840,000)
 Net loss                                                                           (1,704,169)                 (1,704,169)
                                                                    ----------    ------------    ---------     ----------


Balance, February 29, 1996                                         $12,675,611    $(11,789,610)   $       -     $1,980,421
                                                                   ===========    ============    =========     ==========


See notes to consolidated financial statements.

                              VALUE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended
                                                            ----------------------------------------------------------
                                                              February 29,         February 28,          February 28,
                                                                  1996                 1995                  1994
                                                            ---------------       --------------       ---------------
Cash Flows from Operating Activities
 Net loss                                                   $   (1,704,169)       $  (4,830,716)       $   (2,136,644)
 Adjustments to reconcile net loss to net cash provided
  (required) by operating activities
    Depreciation                                                   206,495              247,342               277,410
    Amortization, intangible assets                                253,868              346,590               352,910
    Amortization, consulting agreements                            141,279              599,513               965,715
    Write-off of goodwill                                                -            1,748,278                     -
    Loss on disposal of property and equipment                       1,385              228,984                     -
    Loss on recoverable franchise fees                                   -               20,000                     -
    Loss on settlement of receivable from stockholder                    -               69,435                     -
    Stock issued for services                                            -              169,572                     -
    Gain on disposition of unconsolidated subsidiary              (111,791)                   -                     -
    Recognized gain on sale of license to affiliated
      company                                                      (43,125)                   -                     -
    Equity in earnings of unconsolidated subsidiary                (40,325)                   -                     -
 Expenses paid by issuance of common stock
  Officer compensation                                                   -               18,750                28,125
  Consulting services                                              805,484                    -                     -
 Changes in operating assets and liabilities
  (Increase) decrease in
    Loans to officer                                                (7,351)                   -                     -
    Accounts receivable                                            (34,163)                   -                     -
    Inventories                                                     31,780              (10,342)               (8,568)
    Prepaid expenses and other                                      82,117              (21,423)               68,597
  Increase (decrease) in
    Accounts payable                                                60,201              (28,693)             (124,993)
    Accrued liabilities                                           (294,000)             291,363                38,534
    Payroll and sales taxes payable                                119,507              522,502               490,540
 Other                                                              21,134               20,675                 5,489
                                                            --------------        -------------        --------------
     Net cash provided (required) by operating
       activities                                                 (511,674)            (608,170)              (42,885)
                                                            --------------        -------------        --------------

Cash Flows from Investing Activities
 Additions to property and equipment                               (19,719)            (219,209)              (66,839)
 Cashing of certificate of deposit                                 750,000                    -                     -
 Proceeds from disposition of property and equipment                     -              183,248                     -
 Advances to stockholders                                           (1,509)              (3,533)             (151,274)
 Advances to affiliates through notes receivable                  (931,524)                   -                     -
 (Addition) disposition of intangible assets                       (81,167)              36,386                     -
 Proceeds from disposition of unconsolidated subsidiary            297,360                    -                     -
 Proceeds from sale of license to affiliated company                50,000                    -                     -
 Investment in affiliates                                         (286,419)                   -                     -
                                                            --------------        -------------        --------------
     Net cash used by investing activities                        (222,978)              (3,108)             (218,113)
                                                            --------------        -------------        --------------

Cash Flows from Financing Activities
 Proceeds from issuances of common stock                         1,751,623               80,000                58,250
 Proceeds from borrowings, other                                         -               43,500                     -
 Proceeds from stockholder borrowings                                    -              350,250               335,812
 Payments on bank and long-term debt                              (743,681)             (22,910)              (88,024)





See notes to consolidated financial statements.

                              VALUE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended
                                                            ----------------------------------------------------------
                                                              February 29,          February 28,         February 28,
                                                                  1996                 1995                  1994
                                                            ---------------       --------------       ---------------



 Repayment of stockholder borrowings                              (223,815)                   -               (81,800)
 Dividends paid                                                    (32,285)             (44,877)                    -
 Increase in cash overdraft                                              -              183,150                42,332
 Other                                                                   -               (8,924)                    -
                                                            --------------        -------------        --------------
     Net cash provided by financing activities                     751,842              580,189               266,570
                                                            --------------        -------------        --------------

Effect of Exchange Rate Changes                                     (1,504)                   -                     -
                                                            --------------        -------------        --------------

Increase (Decrease) in Cash                                         15,686              (31,089)                5,572

Cash, Beginning                                                          -               31,089                26,267
                                                            --------------        -------------        --------------

Cash, Ending                                                $       15,686        $           -        $       31,839
                                                            ==============        =============        ==============





See notes to consolidated financial statements.

                             VALUE HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended
                                                            ----------------------------------------------------------
                                                              February 29,          February 28,         February 28,
                                                                  1996                 1995                  1994
                                                            ---------------       --------------       ---------------
Supplemental Disclosures of Cash Flow Information
 Cash payments for
  Interest                                                  $        69,097       $       88,322       $       107,876
                                                            ===============       ==============       ===============

 Non-cash investing and financing activities
  Satisfaction of notes payable - stockholders and
    accrued interest by issuance of common stock                                  $      122,500       $       390,000
                                                                                  ==============       ===============

 Stock issued for
  Consulting services - Officer/stockholder/director        $        75,000       $      375,178       $       577,563
                                                            ===============       ==============       ===============
  Issuance of preferred stock for certificate of deposit                          $      750,000
                                                                                  ==============
  Receipt and retirement of common stock in settlement
    of receivable due from stockholder                                            $      307,580
                                                                                  ==============
  Investment in non-consolidated subsidiary
    Obligation incurred                                                           $    1,950,000
    Common stock conversion rights                                                     4,535,000
    Other costs                                                                          109,400
                                                                                  --------------
                                                                                  $    6,594,400
                                                                                  ==============





See notes to consolidated financial statements.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company is in the business of acquiring businesses, primarily in the food and beverage industries, with the goal of building well-run, independent subsidiaries who have solid market niches. In addition to U.S. operations, several of the Company's subsidiaries are Canadian companies serving the Canadian market.

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami's, The Seafood Place) primarily in South Florida (Dade and Broward counties). On that date, the Company licensed the operations of the restaurants to an independent operator.

The Company has a majority interest in a subsidiary that is involved in the distribution of beverage products (primarily beer and other alcoholic and non-alcoholic beverages) throughout the United States and Canada. During fiscal 1996, the subsidiary acquired rights through licensing agreements to produce and distribute a line of beer products under the Indian Motorcycle brand. In addition, it acquired the rights to distribute an exclusive neutraceutical product known as "Libido" in the United States and Mexico.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Estimates that are particularly susceptible to change in the near term include the allowance on the notes receivable due from affiliated companies, evaluation of the recoverability of goodwill and other intangible assets, and estimates of accrued penalties and interest on the payroll and sales taxes payable.

INVENTORIES

Inventories consist primarily of seafood, beverages and supplies, and are stated at the lower of cost or market. Cost is determined using principally the average method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for major betterment and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense currently.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Depreciation is computed on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

         Furniture, fixtures and equipment             5 to 10 years
         Leasehold improvements                        Life of the lease

COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED

Cost in excess of net assets of businesses acquired ("goodwill") represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami's, The Seafood Place restaurants and The Trade Group. Such goodwill is being amortized on the straight-line method over a period ranging from 6 to 15 years (see Note 21).

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

DEFERRED CONSULTING AGREEMENTS

The deferred charges represent costs incurred relating to consulting agreements, which were paid by the issuance of common stock, and are presented as a reduction of stockholders' equity. These costs are charged to operations over the life of the agreements (one to three years).

LOSS PER COMMON SHARE

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 24,008,102 shares in 1996, 12,036,310 shares in 1995 and 9,214,076 shares in 1994. All calculations of shares give effect to the reverse stock split effected in August 1992.

RECLASSIFICATION

Certain prior period amounts within the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended February 29, 1996, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company has incurred net losses of $1,704,169 in 1996, $4,830,716 in 1995 and $2,136,644 in 1994. In addition, the Company's consolidated financial position reflects a working capital deficiency of $2,009,192 at February 29, 1996 and $4,522,356 at February 28, 1995. Because
of the Company's financial condition there can be no guarantee that the Company's common stock will continue to be traded on NASDAQ.

The Company has accumulated unpaid payroll and sales taxes payable of $1,157,389 at February 29, 1996 (see Note 13), has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see Note 21) and has incurred significant commitments in connection with the pending acquisitions (see Note
17).

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:

1.  Acquisition of business

    The Company plans to make strategic acquisitions of other profitable businesses as these opportunities develop. In this connection, the Company acquired The Trade Group, Inc. and its wholly-owned subsidiary, Consolidated Beverage Corp. in late November 1995 (see Note 3); executed a license agreement with the owners of the trade mark of Indian Motorcycle to obtain the exclusive rights to develop, manufacture and distribute a full line of beer; and has entered into a Letter of Intent to acquire Conners Brewers (Don Valley Brewery (1990) Limited) in 1996 (see Note 17).

2.  Licensing of restaurant operations

    Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator (see Note 21). The Company expects that this licensing agreement should result in net cash flows from operating activities over the term of the agreement.

3.  Equity infusion from sale of securities

    The Company plans to raise equity funds from private placements of its common stock, and plans to sell additional shares of common stock in a proposed public offering.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

GOING CONCERN CONSIDERATIONS

4.  Stockholder financing

Certain stockholders of the Company have provided financing by means of debt financing. The Company expects that these stockholders will continue to provide financing for the Company by means of additional debt or equity financing.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PAYROLL AND SALES TAXES PAYABLE

As more fully discussed in Note 13, the Company has recorded an aggregate liability of $1,157,389 for unpaid payroll and sales taxes payable as of February 29, 1996. These taxes payable represent the unpaid balance of Federal withholding and social security taxes and state sales taxes for certain quarters of 1993 and 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the taxing authorities as a result of non-remittance of these taxes.

In February 1996, the Company submitted an offer in compromise to the Internal Revenue Service and the State of Florida, proposing to settle the amount of the payroll and sales taxes for an aggregate of approximately $635,000, payment of which is proposed to be made within 30 days of the acceptance of the offer. Neither of the taxing authorities has yet completed their review and consideration of the pending offers. At such time as the pending offers are accepted, the Company will then revise its recorded liability for such payroll and sales taxes payable. The Company expects to obtain the funds necessary to satisfy these obligations from a proposed offering of its securities. No assurance can be given as to the ultimate acceptance of the pending offers or the ability of the Company to obtain the required funds.

PENDING LITIGATION

As more fully discussed in Note 18, there is certain pending litigation in which the Company is involved.

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

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

PENDING LITIGATION

The case has been set for trial and has been continued. On July 10, 1996, the court will set this case for non-jury trial. Management is contesting the case and no substantive settlement negotiations have taken place thus far. There appears, from the discovery taken thus far, that there may be difficulties with the Company's purchase of the assets of Seashell's, Inc. and related entities with regard to the protection of a minority shareholder's dissenters rights and the subsequent payment of certain promissory notes. Management has raised the issue of the plaintiff's standing to prosecute this case. This issue of standing was raised by a motion for summary judgment which was denied by the trial court. A writ of prohibition was taken to the appellate court which denied the writ without prejudice, thereby allowing the issue to be raised at the end of the case. If the appellate court applies a literal reading of the statute, then the plaintiffs will likely not have standing. However, there is no assurance that the appellate court will not fashion an exception under the circumstances in this case. Therefore, there is a strong likelihood of an unfavorable result. The range of potential loss cannot be estimated at this time by the Company's legal counsel.

The Company is also involved in a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company. Cami Restaurant Corp. and the Company have filed counterclaims. Discovery in this case is proceeding. Trial has been set and was continued. No new trial date has been scheduled. Management has engaged in settlement communications, which have broken down. Management is therefore defending this action and pursuing its counterclaim. Additionally, an indirect wholly-owned subsidiary corporation is involved in an action brought against it and Seashell's, Inc. for damages in the approximate amount of $46,000 plus interest from January 1991, and Cami Restaurant Corp. is involved in an action for unspecified amount of damages due to an alleged breach of broker agreement. Management is vigorously defending the cases discussed above; however, an evaluation of likelihood of an unfavorable outcome cannot be made at this time by legal counsel.

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

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  BUSINESS ACQUISITIONS

THE TRADE GROUP

As consideration for the acquisition of Trade and its subsidiaries, Mr. Pallante received $100,000 in cash at closing and 2,400,000 Class A voting shares. Mr. Pallante has the right to exchange his Class A shares of Beverage for shares of the Company's common stock. Subject to the other provisions of this Agreement, Class A shares may be exchanged for Company shares as follows:

1. In the period commencing on November 1, 1995 and terminating on October 31, 1996, Mr. Pallante may, on one occasion, exchange a certain number of Class A shares for a certain number of Company shares. The number of Class A shares which Mr. Pallante may, in the aggregate, exchange shall be equal to the lesser of the number of Class A shares which are exchangeable pursuant to this Agreement for not more than nine and nine-tenths percent (9.9%) of the aggregate number of Company shares outstanding on the date of exchange, or one-third (33.33%) of the aggregate number of Class A shares held by Mr. Pallante on the date of this Agreement.

2. In the period commencing on November 1, 1996 and terminating on October 31, 1997, Mr. Pallante may, on one occasion, exchange a certain number of Class A shares for a certain number of Company shares. The number of Class A shares which Mr. Pallante may, in the aggregate, exchange shall be equal to the lesser of the number of Class A shares which are exchangeable pursuant to this Agreement for not more than nine and nine-tenths percent (9.9%) of the aggregate number of Company shares outstanding on the date of exchange, or one-third (33.33%) of the aggregate number of Class A shares held by Mr. Pallante on the date of this Agreement.

3. From and after November 1, 1997, Mr. Pallante may, on one occasion, exchange up to one hundred percent (100%) of the aggregate number of Class A shares held by him on the date of this Agreement for Company shares.

Mr. Pallante may exchange one Class A share for two (2) Company shares.

In the opinion of management, based upon the intent of the parties to the Share Purchase Agreement, the substance of the acquisition agreement is that the rights inherent in the conversion into shares of the Company's common stock are reasonably expected to be exercised. Accordingly, the fair value of the common stock conversion rights under the Exchange Agreement has been reflected as an element of stockholders' equity in the accompanying financial statements.

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

The Company owns 12,000,001 Class B voting shares of RAC, which represents a majority of the presently issued and outstanding voting shares of RAC.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3.  BUSINESS ACQUISITIONS

READYFOODS


In consideration for the acquisition of all of the outstanding stock of Readyfoods and its affiliates, RAC issued to the Levenstein Group 9,000,000 Class A voting shares; and total of 3,000,000 shares of voting, non-cumulative shares (526,000 Class C shares, 704,452 Class D shares, 199,998 Class E shares and 1,569,550 Class F shares). The Company is obligated to acquire all of the 3,000,000 class C, D, E, and F shares for an aggregate purchase price of approximately $1,950,000 (net of unamortized discount of $192,000) by November 30, 1995 (the "Share Purchase Obligation"). It is anticipated that the Company will obtain the funds for this purchase form the proceeds of a public offering of its common shares.

The Company is obligated to advance to RAC by way of additional capital contribution with respect to the Class B shares by November 30, 1995 the amount necessary to retire the outstanding debt of Readyfoods to Barclays Bank of Canada and Newcourt Credit, and all amounts owing to any secured lenders which have advanced monies to replace such indebtedness (the "Permanent Financing Obligations"). Such debt totals approximately $4,826,500 as of February 28, 1995. It is anticipated by the Company that the funds to retire such debt will be obtained from the proceeds of a public offering of its common stock.

If the Company fails to make either of the Bridge Financing Obligations loans by the dates indicated the Levenstein Group has the right to require the Company to sell all of the Class B shares of RAC to the Levenstein Group for the redemption amount thereof.

In the event the Company has advanced the sum of the Bridge Financing Obligations and the Company fails to complete the transactions contemplated by the Permanent Financing Obligations by November 30, 1995, the Levenstein Group has the right to require the Company to sell 10,800,001 Class B shares of RAC for a purchase price equal to the redemption amount thereof. Immediately thereafter, the Company is to assign to RAC the amount receivable by the Company with respect to the Bridge Financing Obligation, which will be considered a capital contribution on the part of Company to RAC.

In the event the Company has not advanced the Bridge Financing Obligation loans by the dates indicated, and the Levenstein Group has not exercised the option described above, RAC has the right to redeem all of the Class B shares for a purchase price equal to the redemption price thereof.

In the event the Company has advanced the sum of the Bridge Financing Obligation and the Company fails to complete the transactions contemplated by the Permanent Financing Obligations by November 30, 1995, and the Levenstein Group has not exercised the option described above, RAC has the right to redeem 11,370,000 of the issued Class B shares for a purchase price equal to the redemption amount thereof. Immediately thereafter, the Company is to assign to RAC the amount receivable by the Company with respect to the Bridge Financing Obligation which will be considered a capital contribution on the part of the Company to RAC.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3.  BUSINESS ACQUISITIONS

READYFOODS

On May 15, 1995, the Share Purchase Agreement was restated. In addition, on that date, the Company satisfied its obligations under the Bridge Financing Obligation by (a) arranging for second mortgage refinancing for one of the affiliated companies of Readyfoods in the amount of approximately $428,000 and
(b) providing a term loan of approximately $286,000 to Readyfoods. The Company issued a total of 600,000 shares of its common stock as an inducement to the parties who provided the second mortgage financing (see Note 14). The funds for the term loan were obtained by the Company from the proceeds of the private placement of 2,337,039 shares of common stock (see Note 15). The terms of the loan to Readyfoods provide for interest at 12%, maturity on June 1, 1996, and guarantees of RAC and certain affiliated companies of Readyfoods. In connection with these transactions, the date for completion of the transactions contemplated by the Permanent Financing Obligations and the Share Purchase Obligations was extended from November 30, 1995 to February 28, 1996; under certain conditions, this extended date will have to be revisited.

Under the terms of the Exchange Agreement dated February 24, 1995, the Levenstein Group has the right to exchange their Class A shares of RAC for shares of the Company's common stock. In the year ending February 23, 1997, the Levenstein Group may exchange shares equal to the lesser of 9.9% of the aggregate number of shares of common stock of the Company then outstanding, or one-third of the number of shares of RAC held by the Levenstein Group; in the year ending February 23, 1998, the lesser of 9.9% of the outstanding common shares of the company, or two-thirds of the Class A shares of RAC; and after February 23, 1998, the Levenstein Group may exchange up to 100% of the Class A shares of RAC for Company shares. In accordance with the provisions of the exchange ratio in the Exchange Agreement, a total of approximately 26,978,400 shares of the Company's common stock are issuable upon conversion of all of the Class A shares of RAC. In the opinion of management, based upon the intent of the parties to the Share Purchase Agreement, the substance of the acquisition agreement is that the rights inherent in the conversion into shares of the Company's common stock are reasonably expected to be exercised. Accordingly, the fair value of the common stock conversion rights under the Exchange Agreement has been reflected as an element of stockholder's equity in the accompanying financing statements.

The Company has recorded its investment in RAC at the present value of its obligation under the Share Purchase Obligation ($1,950,000), the estimated fair value of the shares of common stock which the Company will issue under the conversion rights of the Class A shares of RAC ($4,535,000), and direct costs incurred ($109,400). The Company is accounting for this investment on the equity method until such time as it has fulfilled its various obligations under the Bridge Financing Obligation, Permanent Financing Obligations and Share Purchase Obligations; upon fulfillment of these obligations, the Company will account for the acquisition under the purchase method.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.  BUSINESS ACQUISITIONS

READYFOODS

The following is the condensed balance sheet of Readyfoods and its affiliates as of February 28, 1995 and the condensed statement of loss for the six months ended February 28, 1995.

                                                                ASSETS
                                                                ------
    Current Assets                                                                                    $     5,613,664
    Fixed Assets                                                                                            2,755,475
    Other Assets                                                                                            1,516,241
                                                                                                      ---------------
                                                                                                      $     9,885,380
                                                                                                      ===============
                                                             LIABILITIES
                                                             -----------
    Current Liabilities                                                                               $     7,846,576
    Long-Term Liabilities                                                                                     673,529
                                                                                                      ---------------
                                                                                                      $     8,520,105
                                                                                                      ===============

                                                         SHAREHOLDERS' EQUITY
                                                         --------------------
    Capital Stock                                                                                     $       230,455
    Contribution Surplus                                                                                       71,046
                                                                                                      ---------------
                                                                                                              301,501
    Retained Earnings                                                                                       1,063,774
                                                                                                      ---------------
                                                                                                            1,365,275
                                                                                                      ---------------
                                                                                                      $     9,885,380
                                                                                                      ===============

                                                          STATEMENT OF LOSS
                                                          -----------------
    Revenues                                                                                          $    14,760,875
    Expenses                                                                                              (15,028,182)
                                                                                                      ---------------
    Loss before provision for income taxes                                                                   (267,307)
                                                                                                      ---------------
    Provision for Income Taxes (Recovered)                                                                    123,235
                                                                                                      ---------------
    Net Loss                                                                                          $      (144,072)
                                                                                                      ===============

On October 31, 1995, the Company sold the Class B shares (totalling 12,000,001 shares) which represented all of the Company's investment in RAC for approximately $297,000. In addition, terms of the agreement called for repayment of several promissory notes between the Company and RAC, as well as the satisfaction of other indebtedness secured by mortgages. The return was also made of 1,000,000 shares of stock that had been issued as part of the restatement of share purchase agreement on May 15, 1995.

The financial statements at February 29, 1996 reflect a gain on the transaction of $111,791 and, as such, the Company has no further interest or investment in RAC.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                            1996                  1995
                                                  --------------       ---------------
    Prepaid insurance                             $            -       $        96,533
    Other                                                 16,085                26,648
                                                  --------------       ---------------
                                                  $       16,085       $       123,181
                                                  ==============       ===============

NOTE 5.  INVESTMENTS IN AFFILIATED COMPANIES

                                                            1996                  1995
                                                   -------------        --------------
    Investments in Affiliated Companies:
      Forest Hill Capital Corporation              $     183,300        $            -
      Virilite Neutracutical Corporation                  68,746                     -
      Camfam, Inc.                                         7,592                     -
                                                   -------------        --------------
                                                   $     259,638        $            -
                                                   =============        ==============

NOTE 6.  PROPERTY AND EQUIPMENT

                                                            1996                  1995
                                                   -------------        --------------
    Furniture, fixtures and equipment              $   1,129,062        $    1,292,470
    Leasehold improvements                               331,103               384,128
                                                   -------------        --------------
                                                       1,460,165             1,676,598
    Accumulated depreciation                            (866,798)             (832,277)
                                                   -------------        --------------
                                                   $     593,367        $      844,321
                                                   =============        ==============

NOTE 7.  INTANGIBLE ASSETS

                                                            1996                  1995
                                                   -------------        --------------
    Beverage distribution networks                 $   1,221,306        $            -
    Organizational costs                                  63,367                     -
    Leasehold interests                                  676,627               676,627
    Customer lists                                       105,000               105,000
    Liquor licenses                                      120,000               120,000
                                                   -------------        --------------
                                                       2,186,300               901,627
    Accumulated amortization                            (510,331)             (383,962)
                                                   -------------        --------------
                                                   $   1,675,969        $      517,665
                                                   =============        ==============

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  DEFERRED CONSULTING AGREEMENTS

The Company has entered into various consulting agreements for certain business and financial consulting services with various parties. The consulting periods of these agreements are generally for periods of less than one year to three years, and varying number of shares of common stock have been issued as compensation for these services, with an aggregate of 150,000 shares in 1996, 1,792,000 shares in 1995, and 679,000 shares in 1994. These shares have been valued at the approximate market value of the shares at time of issuance, an aggregate of $15,000 in 1996, $370,465 in 1995, and $577,563 in 1994. These
costs are amortized by charges to operations over the respective consulting periods of the agreements, with amortization amounting to $141,279 in 1996, $599,513 in 1995, and $965,715 in 1994. The net unamortized costs have been reflected as deferred consulting agreements in the accompanying financial statements, and are presented as a reduction of stockholders' equity.

NOTE 9.  NOTE PAYABLE, BANK

The note payable, bank at February 28, 1995 provided for interest at a fixed rate of 7% and was due in monthly payments of $5,000 plus interest with a final payment of $680,000 due at maturity on July 22, 1995. As collateral for this note, the Company has pledged a certificate of deposit in the amount of $750,000.

In July 1995, the Company paid this note by applying the certificate of deposit pledged as collateral against the then outstanding balance of the note.

NOTE 10.     NOTES PAYABLE, STOCKHOLDERS AND DIRECTORS

                                                                                   1996              1995
                                                                           ------------      ------------

Notes payable, former director-stockholders (a)                            $    125,890      $    125,890


Notes payable to various stockholders; interest at 12% in 1996 and at rates ranging form 10% to 18% in 1995; due dates
  July 31, 1996 in 1996 and from March 31, 1995 to July 31, 1995
  in 1995 (b)                                                                   200,000           350,250
Other                                                                            12,267            26,588
                                                                           ------------      ------------
                                                                           $    338,157      $    502,728
                                                                           ============      ============


(a) In 1989, the Company had converted various debts and accrued salaries payable to certain persons who were then director\stockholders into two notes. In July 1994, these persons resigned as directors. The first note is in the principal amount of $91,885, bears interest at 1/2% over prime rate, and was due on June 2, 1990. The second note is in the principal amount of $34,005, bears interest at the rate of 12% per annum, and was due on May 2, 1990. Accrued interest on these notes, calculated at 12%, amounted to approximately $73,000 and $61,000 as of February 29, 1996 and February 28, 1995, respectively. Although these notes have not been formally renewed, based upon informal discussions with such directors, the Company does not believe that these directors will make demand for payment of such principal and interest.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 10.     NOTES PAYABLE, STOCKHOLDERS AND DIRECTORS

(b) During the year ended February 28, 1995, other stockholders loaned the Company an aggregate of $122,500, which was converted into a total of 867,000 shares. In 1994, other parties loaned the Company an aggregate of $390,000, which was converted into a total of 1,560,000 shares of common stock.

NOTE 11.     LONG-TERM DEBT

                                                            1996              1995
                                                    ------------      ------------

Note payable, stockholder                           $    287,875      $    287,875
                                                    ============      ============

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

As collateral for the note, the Company has pledged an interest in substantially all of its assets. This obligation had been subordinated to the note payable, bank (see Note 9).

Annual maturities of long-term debt at February 28, 1996 for each of the succeeding five years and thereafter are summarized as follows:

Year Ending February 28:

                     1997                                        $     42,367
                     1998                                              46,336
                     1999                                              50,683
                     2000                                              55,437
                     2001                                              60,637
                     Thereafter                                        32,415
                                                                 ------------
                                                                 $    287,875
                                                                 ============


NOTE 12.     ACCOUNTS PAYABLE


                                                              1996              1995
                                                      ------------      ------------

Accounts payable, trade                               $    539,362      $    392,731
Cash overdrafts                                                  -           225,482
                                                      ------------      ------------
                                                      $    539,362      $    618,213
                                                      ============      ============

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13.     PAYROLL AND SALES TAXES PAYABLE

                                                   1996                1995
                                         --------------      --------------

Payroll taxes payable                    $      723,343      $      669,132
Sales taxes payable                             434,046             390,776
                                         --------------      --------------
                                         $    1,157,389      $    1,059,908
                                         ==============      ==============



Payroll taxes payable represents the unpaid balance of Federal withholding and social security taxes primarily for the fourth quarter of 1993 and the second, third and fourth quarters of 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the Internal Revenue Service as a result of non-remittance of these taxes.

Sales taxes payable represents the unpaid balance of state sales taxes primarily for the fourth quarter of 1993 and the third and fourth quarters of 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the State of Florida as a result of nonremittance of these taxes.

In February 1995, the Company submitted an Offer in Compromise to the Internal Revenue Service and the State of Florida, proposing to settle the amount of payroll taxes and sales taxes payable through December 31, 1994 for the trust fund portion of the taxes, or approximately $382,000 and $270,000, respectively. Payment was initially proposed to be made on October 1, 1995 or within 30 days of the acceptance of the Offer, whichever is later. Neither of these entities has yet completed their review and consideration of the pending offers. At such time as the pending offers are accepted, the Company will then revise its recorded liability for such payroll and sales taxes payable. The Company expects to obtain the funds necessary to satisfy these obligations from a proposed offering of its securities. No assurance can be given as to the ultimate acceptance of the pending offers or the ability of the Company to obtain the required funds.


NOTE 14.     ACCRUED LIABILITIES, OTHER


                                                            1996                1995
                                                  --------------      --------------

Accrued payroll-officer/director                  $            -      $       37,500
Accrued interest - stockholders and directors            160,325             122,488
Other accrued liabilities                                 32,397             376,212
                                                  --------------      --------------
                                                  $      192,722      $      536,200
                                                  ==============      ==============

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15.     COMMON STOCK

The following is an analysis of the number of shares of common stock issued and outstanding during the years:

Balance, March 1, 1993                                                                               8,860,383

Year ended February 28, 1994
    Issuance of common stock in private placements                                                      83,385
    Issuance of common stock in connection with deferred consulting agreements                         679,000
    Issuance of common stock to president for compensation                                              50,000
    Conversion of notes payable into common stock                                                    1,560,000
                                                                                                 -------------

Balance, February 28, 1994                                                                          11,232,768

Year ended February 28, 1995
    Issuance of common stock in connection with deferred consulting agreements                       1,792,000
    Issuance of common stock for services                                                              875,000
    Issuance of common stock in private placement                                                      320,000
    Conversion of notes payable-stockholders into common stock                                         867,000
    Retirement of treasury common stock received by subsidiary in consideration
      for settlement of receivables due from stockholder                                              (615,036)
                                                                                                 -------------

Balance, February 28, 1995                                                                          14,471,732

Year ended February 29, 1996
    Issuance of common stock for consulting services                                                   150,000
    Issuance of common stock for service                                                             9,475,000
    Issuance of common stock related to acquisition of Readyfoods
         Standstill agreement for credit of Readyfoods                                                 600,000
         Second mortgage financing for Readyfoods                                                    1,000,000
    Issuance of common stock in private placements
         Funds to loan Readyfoods                                                                    4,008,956
         Working capital purposes                                                                    3,831,818
         Funds loaned to affiliated company for payment of trade creditors and
           working capital purposes                                                                 10,668,562
    Issuance of common stock for services related to acquisition of The Trade
      Group, Inc.                                                                                    1,000,000
    Cancellation of common stock related to disposition of Readyfoods                               (1,000,000)
                                                                                                 -------------

Balance, February 29, 1996                                                                          44,206,068
                                                                                                 =============

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.     COMMON STOCK

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

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

Service warrants                                              3,750,000
Service warrants to stockholder                                 500,000
Directors' warrants                                             500,000
Employee warrants                                               350,000
Other warrants including 200,000 to president                   250,000
                                                         --------------
                                                              5,350,000
                                                         ==============

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

NOTE 16.     PREFERRED STOCK

On July 29, 1994, the stockholders approved an amendment to the Articles of Incorporation which provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred stock having a par value of $.0001 per share and 180,000,000 shares of common stock having a par value of $.0001 per share. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, and to establish from time to time the number of shares to be issued in each such series and to determine and fix the designations, powers, preferences and rights of the shares of each such series.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.     PREFERRED STOCK

The Company entered into a Preferred Stock Purchase as of December 30, 1993, which provides for the sale and issuance of 750,000 shares of Series A Preferred Stock for $750,000. The Series A preferred stock shall, among other things, be entitled to cash dividends at the rate of $.10 per annum, which shall accrue and be cumulative from the issue date and be payable quarterly, commencing on September 30, 1994; shall be entitled to $1.00 per share plus any accrued and unpaid dividends upon liquidation; may be called by the Company, commencing one year from the issue date, at a redemption price of $1.00 per share plus any accrued and unpaid dividends; and commencing one year from issue date, each share may, at the option of the holder, be converted into 2 2/3 shares of common stock.

As of February 28, 1996, dividends were in arrears on the preferred stock amounting to approximately $75,000. The Company paid dividends during fiscal 1996 in the amount of $32,284.

NOTE 17.     COMMITMENTS

EMPLOYMENT AGREEMENTS

On January 15, 1996, the Company entered into a Consulting Agreement with Leonard Rosenberg, the father of Alison Rosenberg Cohen, Vice President of the Company. Under the terms of the Consulting Agreement, Mr. Rosenberg is to provide advice to the Company with respect to management, marketing, strategic, planning, corporate organization and structure and financial matters in connection with the operations of the businesses in which the Company is engaged. In return, the Company issued to Mr. Rosenberg 1,500,000 shares of the Company's common stock and registered these shares for sale under the Securities Act of 1933.

In November 1995, the Company entered into an employment agreement with the President of the Company, who is also a stockholder and director, through December 31, 1998. The terms of the agreement calls for an annual compensation of $150,000, plus bonuses based on performance; a car allowance of $700 a month and reimbursement of certain business expenses.

COMMITMENTS RELATED TO PENDING ACQUISITIONS

Management plans to close on the acquisition of Conners Brewery (Don Valley Brewery (1990) Limited) during the third quarter of fiscal 1997, and it plans to launch Indian beer in 200 brewers' retail stores throughout the province of Ontario in late 1996. The Letter of Intent requires payment of approximately $365,000 in cash at closing with the balance payable in common stock of the Company. The Company estimates it will spend approximately $300,000 in the marketing of this product during fiscal 1997.

The Company was anticipating to close on its acquisition of 100% of Holly Foods Limited, of Smith Falls, Ontario, a Canadian cheese manufacturer, during early fiscal 1997. However, due to the late filing of the Form 10-K for the year ended February 29, 1996, the transaction's completion is not assured. Were the transaction to be completed, Management estimates the cash requirements to close this transaction would approximate $875,000.

The Company is considering the acquisition of Travel Communications International, Inc. ("TCI"), a company that operates and markets the Discover America InfoCenters Program, a networked kiosk application designed to provide general tourism information and services to travelers throughout the United States, Canada and

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17.     COMMITMENTS

COMMITMENTS RELATED TO PENDING ACQUISITIONS

eventually worldwide. Using Discover America InfoCenters, consumers will be able to obtain local area information on hotel rates and availability, make hotel and restaurant reservations, and locate other local activities. Use of the InfoCenters is free, and TCI derives revenue by sale of advertisements to the businesses included in the system as well as commissions for reservations made by users of the InfoCenters. The Registrant intends to use these kiosks to help market the Indian, Conners and Libido products. TCI currently has four InfoCenters operating in the United States on a test basis.

It is anticipated that the introduction of these new products will substantially increase revenues and profits to the Company.

The eventual outcome of the success of a management's plans cannot be ascertained with any degree of certainty.

LEASE COMMITMENTS

The Company leases its restaurant facilities and administrative offices under operating leases, which expire at various dates through 2002 (including renewals). Certain leases provide for the Company to pay its proportionate share of increases in real estate taxes and common area maintenance, as well as additional rental based upon increases in the Consumer Price Index.

Future minimum rentals due under these leases (including renewals) are approximately as follows for the years ending February 28:

1996                        $    280,000
1997                             280,000
1998                             280,000
1999                             230,000
2000                             230,000
Thereafter                        75,000
                            ------------
                            $  1,375,000
                            ============

Rent expense charged to operation was approximately $53,362 for 1996, $484,524 for 1995 and $345,000 for 1994.

The Company entered into a licensing agreement that became effective June 1, 1995 (see Note 21). The Company was released from its lease commitment for one restaurant on July 5, 1996, and this lease was assigned to the licensee.

FRANCHISE AGREEMENT

The Company was party to an agreement with a franchise development organization to establish a franchise structuring for the Company. As compensation for the services to be rendered, the agreement provides, among other things, for total fees of $100,000, of which a portion is to be taken in common stock of the Company at

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17.     COMMITMENTS

FRANCHISE AGREEMENT

an average market price less a discount for restricted stock. If an extended payment schedule becomes effective, the Company is to issue an aggregate of 20,834 shares of common stock. In addition, the agreement provides for stipulated fees for marketing the franchises.

The company believes that the franchise development organization has not performed in accordance with the terms of the agreement and has terminated the agreement and requested receipt of all work performed by the organization which it has not received. Accordingly, all cash payments made under this contract, aggregating approximately $47,500, have been charged to expense during 1992 and 1993. The $50,000 amount ascribed to the 20,834 shares of common stock are considered by management not to be recoverable, and have been written off as loss net of an allowance of $30,000 established in 1994 to reflect the estimated market value of the shares involved; the remaining balance has been written off in 1995.

NOTE 18.     PENDING LITIGATION

In June 1994, a lawsuit was filed in the circuit court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of the Company and of Cami Restaurant Corp., including the then President of the Company and of Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff seeks damages in excess of $4,600,000, interest and attorneys' fees, as well as an order declaring the purchase of assets void.

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

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 18.     PENDING LITIGATION

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

NOTE 19.     INCOME TAXES

No credit for income taxes has been provided in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured. The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At February 29, 1996, the Company had net operating loss carry forwards for income tax purposes of approximately $10,382,282 which expire at various years to 2011.

NOTE 20.     RELATED PARTY TRANSACTIONS

ADVANCES AND OTHER RECEIVABLES DUE FROM STOCKHOLDER

During the year ended February 28, 1993, the Company allocated expenses of $180,000 to a stockholder as reimbursement for certain costs and expenses incurred by the Company for the benefit of the stockholder. This amount included in advances and other receivables due from stockholder, and selling, general and administrative expenses have been reduced by this amount.

In addition to this charge, the Company has made advances to, or on behalf of, this stockholder of $37,761, net of repayments, in 1993, $151,274 in 1994 and certain other immaterial amounts in 1995. Approximately 735,000 shares of the Company's common stock that had been owned by this stockholder had been pledged as collateral for this receivable.

During 1995, this stockholder returned to the Company the remaining 615,036 shares of common stock, the Company that it then owned. This stock was recorded by the Company at its fair value at the time of return to the Company ($307,518), and then retired. The difference between the balance of the receivable due from this stockholder and the value of the common stock received is considered for the settlement of this obligation amounted to $69,435, and has been charged to expense during the year ended February 28, 1995.

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20.     RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE - AFFILIATES

FOREST HILL CAPITAL CORP.

The Company loaned to Forest Hill Capital Corp. (Forest Hill) $1,610,426 during the year ended February 29, 1996. In addition, during fiscal 1996, the Company paid approximately $182,225 to acquire a 14% investment in Forest Hill. Forest Hill operates through its wholly-owned subsidiary a chain of sixty-one retail optical stores throughout Canada. The total loaned was comprised of stock issued to creditors of a subsidiary of Forest Hill for $840,000 and $770,426 advanced for working capital purposes. Forest Hill used the proceeds to liquidate outstanding debt and pay trade creditors. In accordance with SEC Accounting Staff Bulletins regarding equity accounting, the Company has recorded the $840,000 pertaining to the issuance of stock to the creditors of the subsidiary of Forest Hill as a reduction to stockholders' equity.

VIRILITE NEUTRACUTICAL CORPORATION

On February 29, 1996, the Company sold its license to Virilite Neutracutical Corporation for $50,000 in cash, a $200,000 promissory note, and 500,000 shares of Virilite common stock, representing 12.5% of that company's stock. Subsequent to year end, $100,000 of the promissory note has been paid. In conjunction with the sale, Virilite entered into a distribution agreement pursuant to which Consolidated became the sole distributor in the United States and Mexico for Virilite's products that contain "Libido."

A director of the company also serves as a director and officer of Virilite. In addition, a major stockholder of Virilite is also a stockholder of the company.

The Company has accounted for its investment in Virilite at cost due to its related party relationship. The gain on this sale is being recognized on the installment method of accounting. For the year ended February 29, 1996, the Company reported a gain of $43,125 on this transaction.

CONSULTING AGREEMENT

The Company entered into a consulting agreement with Leonard Rosenberg, the father of Alison Rosenberg Cohen, Vice President of the Company. Please read
Note 17 for details of the agreement.

The Company entered in a consulting agreement with Anthony Pallante, President of the Company. Please read Note 17 for details of the agreement.

NOTES PAYABLE, STOCKHOLDERS

Interest expense charged to operations included approximately $68,000 in 1996, $120,000 in 1995, and $93,000 in 1994 relating to notes payable to officers, directors and stockholders (including amortization of interest discount).

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21.     COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

It is the Company's policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill. On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner in one of the Company's other restaurant locations. The Company is to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over $200,000. The licensing agreement is for an initial term of three years, with an option on the part of the licensee to renew the agreement for an additional three years. As a result of this change in method of utilizing its restaurant facilities, the Company has re-evaluated the recoverability of goodwill. Such goodwill has been evaluated based upon management's estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement. The difference between the unamortized balance of goodwill and the re-evaluated amount ($1,748,278) has been charged to expense as of February 28, 1995.

The Company has reduced the amortization period on June 1, 1995, in conjunction with the licensing agreement described in Note 1, to six years. Amortization expense for the year ended February 29, 1996 concerning goodwill arising from the purchase of its restaurant locations was $127,500.

On October 27, 1995, the Company acquired Consolidated Beverage Corp. and The Trade Group, Inc. which are in the business of selling and distributing beer and other alcoholic and non-alcoholic beverages in the United States and Canada (see Note 3). As part of the acquisition, the Company recorded intangible assets relating to beverage distribution networks and organizational expenses of the companies. Amortization is being provided over fifteen years for the beverage distribution networks and five years for organizational costs. Amortization expense relating to these intangible assets were $23,523 for the year ended February 29, 1996.

NOTE 22.     YEAR END ADJUSTMENTS

During the fourth quarter of the years ended February 29, 1996 and February 28, 1995 and 1994, the Company recorded certain adjustments that are considered material to the operating results of the fourth quarter. The following is an analysis of these adjustments:

                                                                         (Increase) Decrease in Net Loss
                                                              -----------------------------------------------------
                                                                          1996               1995              1994
                                                              ----------------    ---------------     -------------
Adjustment to expense previously capitalized
  fees relating to acquisition of Readyfoods                  $       305,000     $            -
Write-off to expense of prepaid amounts                                     -                  -
Writedown of goodwill                                                       -          1,748,000
Adjustment to reduce goodwill regarding the
  acquisition of The Trade Group, Inc.                              1,178,694                  -
Additional accrual of sales tax penalties
  and accruals                                                        331,058                  -
Other                                                                       -             69,000
                                                              ---------------     --------------

Total                                                         $     1,814,752     $    1,817,000
                                                              ===============     ==============

Per Share                                                     $          (.08)    $         (.15)
                                                              ===============     ==============

                              Value Holdings, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23.     SUBSEQUENT EVENTS

FILING OF 10-K

The Company did not file Form 10-K pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 by the required May 31, 1996 deadline. It received an extension to file its Form 10-K through July 3, 1996. On this date, the Company's prior auditors withdrew from the engagement and tendered their resignation to the Company. The Company's ability to trade has been impaired and its ability to continue as a going concern is in question (see
Note 2).

The Company has a hearing before a NASDAQ committee to address these matters on July 31, 1996. It is uncertain if the Company will meet all the requirements to continue trading on NASDAQ. In addition, these financial statements contain no adjustments for sanctions or penalties which may arise.