Form 10-Q
period 1996-08-31
VALUE HOLDINGS INC
filed 1996-10-15
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended         August 31, 1996

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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 51,206,068  Shares as of
                     August  31, 1996





                 The Exhibit Index is on Page 31
                 This document contains 32 pages.




                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-------------------------------------------------------------------

                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for August 31, 1996
          and February 29, 1996................................3

         Consolidated Statement of Operations for the three and
          six months ended August 31, 1996 and 1995............4

         Consolidated Statement of Cash Flows for the three and
          six months ended August 31, 1996 and 1995............5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......24


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................28

         SIGNATURES...........................................29





















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                             ASSETS
                                         August 31,  February 29,
                                            1996        1996*
Current Assets                           ----------  ------------
 Cash                                 $    19,689   $    15,686
 Loans to officers                           -0-          7,351
 Accounts receivable                       16,759        34,163
 Notes receivable:
  Virilite Neutracutical Corp., net
  of deferred gain of $86,251 in August
   and $172,502 in February                13,749        27,498
  Other                                    88,367       161,154
 Prepaid expenses and other assets         43,146        16,085
                                        ---------     ---------
                                          181,710       261,937
                                        ---------     ---------
Receivable from Stockholders               52,532        52,542
Investment in Affiliated Companies      1,946,143       259,638
Property and Equipment - Net of
 Accumulated Depreciation                 492,800       593,367
Costs in Excess of Net Assets
 of Business Acquired                     828,750       892,500
Intangible Assets                       1,576,079     1,675,969
Notes Receivable Affiliate                   -0-        770,426
Other Assets                               22,121        33,047
                                        ---------     ---------
                                      $ 5,100,135   $ 4,539,426
                                        =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Note payable, other                  $      -0-    $    43,500
 Notes payable, stockholders and
  directors                               258,580       338,157
 Accounts payable                         528,651       539,362
 Payroll and sales taxes payable        1,163,900     1,157,389
 Accrued liabilities, other               267,636       192,722
                                        ---------     ---------
                                        2,218,767     2,271,130
                                        ---------     ---------

Long Term Liability - Stockholder         287,875       287,875
                                        ---------     ---------



                               -3-

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        August 31,   February 29,
                                           1996         1996
                                        -----------  ------------

Stockholders' Equity
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  August 31, 1996 and February 29,
  1996, at liquidation value              750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized;
  issued and outstanding
  51,206,068 and 44,206,068 at
  August 31, 1996 and February 29,
  1996 repectively                          5,120        4,420
 Common stock conversion rights -
  exchange agreement                    1,180,000    1,180,000
 Notes receivable - Affiliates               -0-      (840,000)
 Capital in excess of par              13,024,910   12,675,611
 Deficit                              (12,363,165) (11,789,610)
 Currency exchange                         (3,372)       -0-
                                      -----------   ----------
                                        2,593,493    1,980,421
                                      -----------   ----------
                                     $  5,100,135  $ 4,539,426
                                      ===========   ==========















See accompanying notes.
Note: the balance sheet at February 29, 1996 has bben taken from the audited financial statements at that date.

                            -4-

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               QUARTER ENDED
                                     August 31,1996  August 31,1995
REVENUES                             ---------------  -------------
 Beverage sales                      $     133,574   $       -0-
 Restaurant sales                             -0-            -0-
 Equity in income (loss) of
  unconsolidated subsidiaries                 -0-         (31,994)
 Licensing fee                              66,074         48,104
 Management fees                              -0-          45,000
 Interest and other                         42,828          9,712
                                         ----------     ----------
                                           242,476         70,822
COSTS AND EXPENSES, Other than           ----------     ----------
 Depreciation, Amortization and Other Charges
 Cost of beverage sales                    113,573           -0-
 Cost of restaurant sales                     -0-            -0-
 Payroll and related costs                    -0-            -0-
 Occupancy                                    -0-            -0-
 Other restaurant operating expenses          -0-            -0-
 Selling, general and administrative       122,836        137,914
                                         ----------     ----------
                                           236,409        137,914
INCOME (LOSS) BEFORE DEPRECIATION        ----------     ----------
 AMORTIZATION, AND OTHER CHARGES             6,067        (67,092)
                                         ----------     ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements           -0-          34,330
 Depreciation                               50,284         40,235
 Amortization of goodwill                   31,875         31,875
 Amortization intangible assets             46,066         25,712
                                         ----------     ----------
                                           128,225        132,152
                                         ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES        (122,158)      (199,244)
                                         ----------     ----------
OTHER (CHARGES) AND INCOME
 Interest expense                          (46,477)       (21,401)
 Recognized gain sale of license              -0-            -0-
 Income from extinguishment of debt        186,621           -0-
                                         ----------     ----------
                                           140,144        (21,401)
                                         ----------     ----------
NET INCOME (LOSS)                    $      17,986   $   (220,645)
                                         ==========     ==========
NET INCOME (LOSS) PER SHARE          $        0.00   $      (0.01)
                                         ==========     ==========
OUTSTANDING SHARES FOR EPS COMPUTATION   51,206,068     19,828,676
                                         ==========     ==========
See accompanying notes.

                               -5-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                                SIX MONTHS
                                     August 31,1996  August 31,1995
REVENUES                             --------------  --------------
 Beverage sales                      $     176,750   $       -0-
 Restaurant sales                             -0-       1,232,547
 Equity in income (loss) of
  unconsolidated subsidiaries               24,349        (62,216)
 Licensing fee                             130,677         48,104
 Management fees                              -0-          45,000
 Interest and other                         87,271         93,576
                                         ----------     ----------
                                           419,047      1,357,011
COSTS AND EXPENSES, Other than           ----------     ----------
 Depreciation, Amortization and Other Charges
 Cost of beverage sales                    153,789           -0-
 Cost of restaurant sales                     -0-         518,694
 Payroll and related costs                    -0-         358,122
 Occupancy                                    -0-          84,777
 Other restaurant operating expenses          -0-          78,258
 Selling, general and administrative       746,823        182,592
                                         ----------     ----------
                                           900,612      1,222,443
INCOME (LOSS) BEFORE DEPRECIATION        ----------     ----------
 AMORTIZATION, OTHER CHARGES              (481,565)       134,568
                                         ----------     ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements           -0-          79,702
 Depreciation                              100,568         92,541
 Amortization of goodwill                   63,750         31,875
 Amortization intangible assets             99,890         51,423
                                         ----------     ----------
                                           264,208        255,541
                                         ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES        (745,773)      (120,973)
                                         ----------     ----------
OTHER (CHARGES) AND INCOME
 Interest expense                          (63,154)       (73,458)
 Recognized gain sale of license            86,251           -0-
 Income from extinguishment of debt        186,621           -0-
                                         ----------     ----------
                                           209,718         73,458
                                         ----------     ----------
NET INCOME (LOSS)                    $    (536,055)  $   (194,431)
                                         ==========     ==========
NET INCOME (LOSS) PER SHARE          $       (0.01)  $      (0.01)
                                         ==========     ==========
OUTSTANDING SHARES FOR EPS COMPUTATION   49,113,677     18,005,747
                                         ==========     ==========
See accompanying notes.

                               -6-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                                 QUARTER ENDED
                                     August 31,1996  August 31,1995
                                     --------------  --------------
Cash Flows From operating Activities:
 Net income (loss)                       $   17,986   $  (220,645)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                    -0-          2,500
  Depreciation                               50,283        40,235
  Amortization of goodwill                   31,875        31,875
  Amortization, intangible assets            46,066        25,712
  Amortization, consulting agreements          -0-         34,330
  Recognized gain sale of license              -0-           -0-
  Equity (earnings) losses unconsolidated
   subsidiaries                                -0-         28,481
  Income from extinguishment of debt       (186,621)         -0-
 (Increase) decrease in current assets:
   Accounts receivable                      (17,293)         -0-
   Inventory                                    -0-        15,503
  Prepaid expenses and other assets         (61,211)      (99,269)
  Increase (decrease) in current liabilities:
   Accounts payable                         (54,410)     (153,263)
   Accrued liabilities                       82,318       (47,850)
   Other                                     18,429          -0-
                                          ----------    ----------
Net cash (used) by operating acitivities    (72,578)     (342,391)
Cash Flows From Investing Activities:     ----------    ----------
 Dispositions of property and equipment        -0-         22,875
 Cashing of certificate of deposit             -0-        750,000
 Repayment of loans - affiliated companies     -0-           -0-
 Advances to unconsolidated subsidiaries       -0-        (24,156)
 Advances (repayments) to others             32,897          -0-
                                          ----------    ----------
Net cash provided (used) by investing        32,897       748,719
 activities                               ----------    ----------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder
  borrowings                                 46,328      (94,173)
 Issuance of common stock                      -0-       436,996
 Dividends paid                                -0-        (6,000)
 Payments on bank and long term debt           -0-      (743,151)
                                          ----------   ----------
Net cash provided (used) by financing        46,328     (406,328)
 activities                               ----------   ----------
Effect of Exchange Rate Changes                  20         -0-
                                          ----------   ----------
Increase (Decrease) in Cash                   6,667         -0-
Cash and Cash Equivalents Beginning          13,022         -0-
                                          ----------   ----------
Cash and Cash Equivalents Ending        $    19,689  $      -0-
See accompanying notes         -7-        ==========   ==========

               VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                                SIX MONTHS
                                     August 31,1996  August 31,1995
                                     --------------  --------------
Cash Flows From operating Activities:
 Net income (loss)                       $ (536,055)  $  (194,431)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                 350,000         2,500
  Depreciation                              100,567        92,541
  Amortization of goodwill                   63,750        31,875
  Amortization, intangible assets            99,890        51,423
  Amortization, consulting agreements          -0-         79,702
  Recognized gain sale of license           (86,251)         -0-
  Equity (earnings) losses unconsolidated
   subsidiaries                             (24,349)       62,216
  Income from extinguishment of debt       (186,621)         -0-
(Increase) decrease in current assets:
  Accounts receivable                         5,845          -0-
  Inventory                                    -0-         31,780
  Prepaid expenses and other assets        (110,832)       (2,809)
  Increase (decrease) in current liabilities:
   Accounts payable                         (10,711)     (205,959)
   Accrued liabilities                      104,656      (344,250)
   Other                                     11,026          -0-
                                          ----------    ----------
Net cash (used) by operating acitivities   (219,085)     (395,412)
Cash Flows From Investing Activities:     ----------    ----------
 Dispositions of property and equipment        -0-         17,890
 Cashing of certificate of deposit             -0-        750,000
 Repayment of loans - affiliated companies  100,000          -0-
 Advances to unconsolidated subsidiaries       -0-       (316,316)
 Advances (repayments) to others             72,787        (1,500)
                                          ----------    ----------
Net cash provided (used) by investing       172,787       450,074
 activities                               ----------    ----------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder
  borrowings                                 53,673     (105,490)
 Issuance of common stock                      -0-       826,794
 Dividends paid                                -0-       (32,285)
 Payments on bank and long term debt           -0-      (743,681)
                                          ----------   ----------
Net cash provided (used) by financing        53,673      (54,662)
 activities                               ----------   ----------
Effect of Exchange Rate Changes              (3,372)        -0-
                                          ----------   ----------
Increase (Decrease) in Cash                   4,003         -0-
Cash and Cash Equivalents Beginning          15,686         -0-
                                          ----------   ----------
Cash and Cash Equivalents Ending        $    19,689  $      -0-
See accompanying notes        -8-         ==========   ==========

                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996

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


                            -9-

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


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










                           -10-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 15 years.

Loss per common share

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 51,206,068 and 49,113,677 for the three and six months ended August 31, 1996, respectively; and 19,828,676 and 18,005,747 for the same periods in 1995. All such number of shares gives effect to the reverse stock split effected in August 1992.


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the six months ended August 31, 1996 and the year ended February 29, 1996, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company has incurred net losses of $593,945 for the six months ended August 31, 1996 and $1,704,169 for the fiscal year ended February 29, 1996. In addition, the Company's consolidated financial position reflects a working capital deficiency of $2,094,947 at August 31, 1996 and $2,009,193 at February 29, 1996.

Additionally, the Company has accumulated unpaid payroll and sales taxes payable of $ 1,163,900 at August 31, 1996 and $1,157,389 at February 29, 1996 (see Note 12), has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 19).







                          -11-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:

 1.  Acquisition of business

     The Company plans to make strategic acquisitions of other profitable businesses as these opportunities develop. In this connection, the Company acquired The Trade Group, Inc. and its wholly-owned subsidiary, Consolidated Beverage Corp. in late November 1995 (see Note 3); executed a license agreement with the owners of the trade mark of Indian Motorcycle to obtain the exclusive rights to develop, manufacture and distribute a full line of beer.

 2.  Licensing of restaurant operations

     Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator (see Note 19). The Company expects that this licensing agreement should result in net cash flows from operating activities over the term of the agreement.

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







                            -12-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)
The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Payroll and Sales Taxes Payable

As more fully discussed in Note 10, the Company has recorded an aggregate liability of $1,163,190 for unpaid payroll and sales taxes payable as of August 31, 1996. These taxes payable represent the unpaid balance of Federal withholding and social security taxes and state sales taxes or certain quarters of 1993 and 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the taxing authorities as a result of non-remittance of these taxes.

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

Pending litigation

As more fully discussed in Note 15, there is certain pending litigation in which the Company is involved.

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


                            -13-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


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

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996

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


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                       August 31,      February 29,

                                           1996            1996
                                       ---------      -----------
      Accrued interest receivable    $    11,401     $    10,085
      Other                               31,745           6,000
                                       ---------       ---------
                                     $    43,146     $    16,085
                                       =========       =========

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES


                                        August 31,    February 29,
                                            1996         1996
                                         ----------   ------------
 Investments in Affiliated Companies:
   Forest Hill Capital Corporation     $ 1,877,397(b)$   183,300
   Virilite Neutracutical Corporation       68,746        68,746
   CAMFAM, Inc.                               -0- (a)      7,592
                                         ---------      --------
                                       $ 1,946,143   $   259,638
                                         =========      ========

(a) On June 1, 1996 the Company transferred its interest on CAMFAM, a joint venture with Family Steakhouse of Miami, Inc. ("FSH") that operated a Cami restaurant in Miami, to FSH for the net carrying value of its investment less the note payable to FSH of $43,500. There was no gain or loss realized in this transaction. After the transfer FSH continues operating the restaurant under a licensing agreement whereby they pay the Company a 3% licensing fee on gross sales.

(b) On August 30, 1996 the Company converted its notes receivable from Forest Hill Capital Corporation totalling $1,610,426 and accrued interest of $83,771 into 3,660,091 common shares of Forest Hill Capital (See note 18).


NOTE 6. PROPERTY AND EQUIPMENT

                                         August 31,   February 29,
                                             1996         1996
                                         ----------   ------------
    Furniture, fixtures and equipment $  1,129,062  $   1,129,062
    Leasehold improvements                 331,103        331,103
                                        ----------   ------------
                                         1,460,165      1,460,165
    Accumulated depreciation             ( 967,365)     ( 866,798)
                                        ----------   ------------
                                      $    492,800  $     593,367
                                        ==========   ============

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996



NOTE 7: INTANGIBLE ASSETS
                                         August 31,   February 29,
                                             1996         1996
                                        ----------   ------------
    Beverage distribution networks     $ 1,221,306  $  1,221,306
    Leasehold interests                    676,367       676,367
    Organizational costs                    63,676        63,676
    Customer lists                         105,000       105,000
    Liquor licenses                        120,000       120,000
                                        ----------   -----------
                                         2,186,300     2,186,300
    Less accumulated amortization         (610,221)     (510,331)
                                        ----------   -----------
                                       $ 1,576,079  $  1,675,969
                                        ==========   ===========


NOTE 8. NOTES PAYABLE, STOCKHOLDERS AND DIRECTORS

                                         August 31,   February 29,
                                             1996         1996
                                         ----------   ------------
   Notes payable, former director-
     stockholders (a)                  $      -0-     $   125,890
   Notes payable various stockholders;
     interest at 12%, due July 31, 1996     200,000       200,000
     Other                                   58,580        12,267
                                          ---------       --------
                                       $    258,580    $   338,157
                                          =========       ========

 (a) The Company had converted various debts and accrued salaries payable to certain persons who were then director \ stockholders into two notes. In July 1994, these persons resigned as directors. The first note is in the principal amount of $91,885, bears interest at 1/2% over prime rate, and was due on June 2, 1990. The second note is in the principal amount of $34,005, bears interest at the rate of 12% per annum, and was due on May 2, 1990. Accrued interest on these notes as of May 31, 1996 was approximately $61,000. These notes were never renewed. In 1991 the payees of these notes declared bankruptcy under Chapter 7,and included these notes in the filing. The Company reversed these notes plus accrued interest in the quarter ended August 31, 1996 resulting in income from extinguishment of debt of $181,621.

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996



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

    Twelve months ending May 31:

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





                           -18-
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


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


NOTE 11. ACCRUED LIABILITIES, OTHER
                                         August 31,   February 29,
                                             1996         1996
                                         ----------   ------------
     Accrued interest-
       Director-stockholders         $   122,748   $    160,325
     Accrued dividends                    37,500           -0-
     Accrued salaries officers            75,000
     Other accrued liabilities            32,388         32,397
                                       ---------     ----------
                                     $   267,636   $    192,722
                                       =========     ==========










                            -19-

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996

NOTE 12.  COMMON STOCK

The following is an analysis of the number of shares of common stock issued and outstanding during the years:

Balance, February 28, 1995                              14,471,732

Year ended February 29, 1996:
 Issuance of common stock for consulting services          150,000
 Issuance of common stock for service                    9,475,000
 Issuance of common stock related to acquisition of
  Readyfoods:
  Standstill agreement for credit of Readyfoods            600,000
  Second mortgage financing for Readyfoods               1,000,000
 Issuance of common stock in private placements:
  Funds to loan Readyfoods                               4,008,956
  Working capital purposes                               3,831,818
  Funds loaned to affiliated company for payment of
   trade creditors and working capital purposes         10,668,562
  Issuance of common stock for services related to
   acquisition of The Trade Group, Inc.                  1,000,000
  Cancellation of common stock related to the
   disposition of Readyfoods                            (1,000,000)
                                                       ------------
Balance, February 29, 1996                              44,206,068

 Stock issued for services                               7,000,000
                                                        -----------
Balance, August 31, 1996                                51,206,068
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

                            -20-

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


NOTE 12. COMMON STOCK (CONTINUED)

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
                                                     ---------
                                                     5,350,000
                                                     =========

On December 1, 1995 the Company issued warrants to purchase up to 1,250,000 shares of its common stock at a price of $0.15 per share for a period of three years in connection with the acquisition of the Indian Motorcycle license.


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










                            -21-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


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

The Company entered into a licensing agreement that became effective June 1, 1995 (see Note 19). This agreement releases the Company from its lease commitments as such leases were assigned to the licensee.

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


NOTE 14.  COMMITMENTS

Employment Agreement

In November 1995, the Company entered into an employment agreement with the President, who is also a stockholder and director, through December 31, 1998. The terms of the agreement calls for an annual compensation of $150,000, plus bonuses based on performance; a car allowance of $700 a month and reimbursement of certain business expenses. Accrued salaries under this agreement as of August 31, 1996 amount to $75,000.

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

The case has been set for trial and has been continued. On July 10, 1996, the court will set this case for non-jury trial. Management is contesting the case and no substantive settlement negotiations have taken place thus far. There appears, from the discovery taken thus far, that there may be difficulties with the Company's purchase of the assets of Seashell's Inc. and related entities with regard to the protection of a minority shareholder's dissenters rights and the subsequent payment of certain promissory notes. Management has raised the issue of the plaintiff's standing to prosecute this case. The issue of standing was raised by a motion for summary judgment which was denied by the trial court.
A writ of prohibition was taken to the appellate court which denied the writ without prejudice, thereby allowing the issue to be raised at the end of the case. If the appellate court applies a literal reading of the statute, then the plaintiffs will likely not have standing. However, there is no assurance that the appellate court

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996


NOTE 15. PENDING LITIGATION (CONTINUED)

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


NOTE 17. INCOME TAXES

No credit for income taxes has been provided in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured. The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At August 31, 1996, the Company had net operating loss carry forwards for income tax purposes of approximately $ 9,000,000 which expire at various years to 2010.

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996



NOTE 18. RELATED PARTY TRANSACTIONS

Advances and Other Receivables Due from Stockholder

As of August 31, 1996 and February 29, 1996, the Company has a net receivable from a stockholder of $52,532 for reimbursement of certain costs and expenses incurred by the Company for the benefit of the stockholder.

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

Notes Payable, Stockholders

Interest expense charged to operations included approximately $27,154 and $32,061 for the six months ended August 31, 1996 and 1995, and $120,000 for the fiscal year ended February 29, 1996 relating to notes payable to officers, directors and stockholders.

Forest Hill Capital Corporation

The Company loaned to Forest Hill Capital Corporation (Forest Hill) $1,610,462 during the year ended February 29, 1996. In addition, during fiscal 1996, the Company paid approximately $182,225 to acquire 14% investment in Forest Hill. Forest Hill operates through its wholly-owned subsidiary a chain of seventy-two retail optical stores throughout Canada. The total loaned was comprised of stock issued to creditors of a subsidiary of Forest Hill for $840,000 and $770,426 advanced for working capital purposes. Forest Hill used the proceeds to liquidate outstanding debt and pay trade creditors.

On August 30, 1996 the Company converted these notes receivable into common stock of Forest Hill (See note 5), increasing its ownership of Forest Hill to 42.5%. The Company will account for its investment in Forest Hill under the equity method.




                             -25-
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     AUGUST 31, 1996, AUGUST 31, 1995 AND FEBRUARY 29, 1996

NOTE 18. RELATED PARTY TRANSACTIONS(CONTINUED)

Virilite Neutracutical Corporation

On February 29, 1996, the Company sold its Libido license to Virilite Neutracutical Corporation (Virilite) for $50,000 in cash, a $200,000 promissory note, and 500,000 shares of Virilite common stock, representing 12.5% of that company's stock. In the quarter ended May 31, 1996, $100,000 of the promissory note was paid. In conjunction with the sale, Virilite entered into a distribution agreement pursuant to which Consolidated Beverage, a subsidiary of the Company, became the sole distributor in the United States and Mexico for Virilite's products that contain "Libido".

The Company has accounted for its investment in Virilite at cost. The gain on the sale of the Libido license is being recognized on the installment method of accounting. Gain recognized for the six months ended August 31, 1996 was $86,251. Deferred gain on the sale as of August 31, 1996 is of $86,251.


NOTE 19. COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

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

NOTE 20. OTHER

On August, 1996 the Company was notified by NASDAQ Stock Market of its decision to delete the Company's securities from the exchange for failure to meet certain listing requirements and declining revenues. The Company has decided not to appeal the decision at this time, and to re-apply at a later date.

                           -26-
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales for this division for the three and six months ended August
31, 1996 were $133,574 and $176,750 respectively.

Restaurant Operations

Effective June 1, 1995, the restaurant operations were licensed to Family Steakhouses of Miami, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales of less than $100,000, 4% of sales over $100,000 to $150,000, 5% of sales over
$150,000 to $200,000, and 6% of sales over $200,000. Licensing fee revenues for the three and six months ended August 31, 1996 were $66,074 and $130,677 respectively, compared to $48,104 for the three and six months ended in 1995.

Restaurant sales for the six months ended August 31, 1995 were $1,232,547.

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


                           -27-
Equity in Income of Unconsolidated Subsidiaries

The Registrant entered a joint venture agreement with Family Steakhouses of Miami, Inc. in fiscal 1995. Under this agreement, a new company Camfam, Inc., 51% owned by the Registrant, was set up to manage one of the Registrant's existing restaurants as well as to convert Sizzler restaurants owned and operated by Family into the Camis format. During fiscal 1996 Camfam operated a restaurant in West Miami. On June 1, 1996, this operation became subject to the licensing agreement. The results of this operation through May 31, 1996 was accounted for by the Registrant on an equity basis of accounting, resulting in a credit to income of $24,349 for the quarter and six months ended May 31, 1996, and of $7,377 and $10,960 for the quarter and six months in 1995 respectively.

For the three and six months ended August 31, 1995, the Registrant also reflected a charge to income of $39,371 and $73,176 respectively for its equity in the losses of Readyfoods. The
Registrant disposed of its investment in Readyfoods on October 31, 1995 (see note 3).

Interest and other

Other income for the quarter and six months ended August 31, 1996 consists mainly of interest accrued on notes receivable. Other income for the six months ended August 31, 1995 includes $76,000 representing reversal of accrued rents for the Registrant's restaurant operation in Cocoa Beach, Fla, which was terminated during fiscal 1995.

COSTS AND EXPENSES

Cost of Beverage Operations

Cost of beverage sales for the three and six months ended August
31, 1996 was 85% and 86% of sales respectively.

Cost of Restaurant Operations

Cost of restaurant sales for the six months ended August 31, 1995 was 42% of sales. Payroll and related costs for the six months were 29% of sales, occupancy expenses were 7% of sales, and other restaurant costs were 6% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended August 31, 1996 were $180,726 and $804,713 respectively, compared to $137,914 and $182,592 for the same periods in 1995. The increase was due mainly to legal and professional fees incurred by the Company in its diligence to acquire new businesses.

                         -28-
Other Charges

In addition to operating expenses the Registrant incurred interest expense and amortization of intangible assets and consulting agreements:

Interest expense for the six months in 1996 was $46,477, compared to $63,154 for the same period in 1995. The decrease was primarily due to repayment of debt to bank and non accrual of interest on debt to officers and directors (see note 8). Interest for the three months in 1996 and 1995 was $57,587 and $83,298 respectively.

Amortization of goodwill related to the restaurant operations for the three and six months in 1996 was $50,284 and $100,568 respectively. Amortization in 1995 started on June 1st upon commencement of the licensing agreement, and was $40,235 and $92,541 for the three and six months respectively.

Amortization of intangible assets for the three and six months in 1996 was $77,941 and $163,640 respectively, compared to $57,587 and $83,298 for the same periods in 1995. This expense relates to the amortization of intangible assets related to the restaurant operations as well as the beverage sales operations. The increase in 1996 relates to the amortization of the beverage distribution network.

In fiscal 1995 the Registrant entered into a number of consulting agreements for professional services. The cost of these agreements was amortized over their term.

Other Income

Other income for the six months ended August 31, 1996 include
$86,251 representing gain recognized on the installment basis of accounting for the sale of the Libido license to Virilite
Neutracutical Corporation (See note 18).

Other income for the three and six months ended August 31, 1996 also include $186,621 from extinguishment of debt payable to former officers and directors of the Company, in the amount of $125,890, plus accrued interest of $60,731 (See note 8).

Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock.



                          -29-


As of August 31, 1996, the Company had outstanding payroll and sales taxes payable for periods prior to 1995 in the amount of $1,163,900, including penalties and interest (see note 2 and 10). The Company has made an offer in compromise with the Internal Revenue Service and the Florida Department of Revenue to fix a payment schedule on these balances.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended August 31, 1996.







































                           -30-






PART II - OTHER INFORMATION




    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company filed reports on form 8-K on July 11, 1996, July 16, 1996, and September
           18, 1996.







































                           -31-
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
            FOR THE THREE MONTHS ENDED AUGUST 31, 1996

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: October 11, 1996           By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    Vice President

DATE: October 11, 1996           By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer































                            -32-