Form 10-Q
period 1996-11-30
VALUE HOLDINGS INC
filed 1997-01-14
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended        November 30, 1996

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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 52,060,068  Shares as of
                    November 30, 1996





                 The Exhibit Index is on Page 29
                 This document contains 30 pages.


                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-------------------------------------------------------------------
                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for November 30, 1996
          and February 29, 1996................................3

         Consolidated Statement of Operations for the three and
          nine months ended November 30, 1996 and 1995.........4

         Consolidated Statement of Cash Flows for the three and
          nine months ended November 30, 1996 and 1995.........5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......24


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................29

         SIGNATURES...........................................30





















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                             ASSETS
                                        November 30, February 29,
                                           1996        1996*
                                        ----------  ------------
Current Assets
Cash                                 $    16,733   $    15,686
Loans to officers                           -0-          7,351
Accounts receivable                       37,158        34,163
Notes receivable:
Virilite Neutracutical Corp., net
of deferred gain of $86,251 in November
  and $172,502 in February                13,749        27,498
Oth er                                    44,604       161,154
Prepaid expenses and other assets          9,049        16,085
                                       ---------     ---------
                                         121,293       261,937
                                       ---------     ---------
Receivable from Stockholders              52,532        52,542
Investment in Affiliated Companies     3,373,270       259,638
Property and Equipment - Net of
 Accumulated Depreciation                416,904       593,367
Costs in Excess of Net Assets
 of Business Acquired                    796,875       892,500
Intangible Assets                        337,686     1,675,969
Notes Receivable Affiliate                  -0-        770,426
Other Assets                              47,000        33,047
                                       ---------     ---------
                                     $ 5,145,560   $ 4,539,426
                                       =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Note payable, other                 $      -0-    $    43,500
Notes payable, stockholders and
  directors                              252,580       338,157
Accounts payable                         669,707       539,362
Payroll and sales taxes payable        1,170,712     1,157,389
Accrued liabilities, other               737,798       192,722
                                       ---------     ---------
                                       2,830,797     2,271,130
                                       ---------     ---------
Long Term Liability - Stockholder        287,875       287,875
                                       ---------     ---------







              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                          (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                       November 30,  February 29,
                                          1996         1996
                                      -----------  ------------
Stockholders' Equity
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  August 31, 1996 and February 29,
  1996, at liquidation value              750,000      750,000
Common stock, par value $.0001,
  180,000,000 shares authorized;
  issued and outstanding
  52,806,068 and 44,206,068 at
  November 30, 1996 and February 29,
  1996 repectively                         5,280         4,420
Common stock conversion rights -
  exchange agreement                        -0-      1,180,000
Notes receivable - Affiliates               -0-       (840,000)
Capital in excess of par              13,418,083    12,675,611
Deficit                              (12,143,103)  (11,789,610)
Currency exchange                         (3,372)         -0-
                                     -----------    ----------
                                       2,026,888     1,980,421
                                     -----------    ----------
                                    $  5,145,560   $ 4,539,426
                                     ===========    ==========















See accompanying notes.
Note: the balance sheet at February 29, 1996 has been taken from the audited financial statements at that date.


             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               QUARTER ENDED
                                        November 30,  November 30,
                                            1996          1995
REVENUES                                -------------  ------------
Restaurant sales                    $        -0-    $       -0-
Equity earnings -unconsolidated sub.    1,389,027         81,752
Licensing fee                              77,681         51,320
Gain on sale of unconsolidated sub.          -0-         111,791
Interest and other                          2,410         36,293
                                       ----------     ----------
                                        1,469,118        281,156
COSTS AND EXPENSES, Other than         ----------     ----------
Depreciation, Amortization and Other Charges
 Cost of restaurant sales                    -0-            -0-
Payroll and related costs                    -0-            -0-
Occupancy                                    -0-            -0-
Other restaurant operating expenses          -0-            -0-
Selling, general and administrative       287,416          4,630
                                       ----------     ----------
                                          287,416          4,630
INCOME (LOSS) BEFORE DEPRECIATION      ----------     ----------
AMORTIZATION, AND OTHER CHARGES, AND    1,181,702        276,526
DISCONTINUED OPERATIONS                 ----------     ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements          -0-          38,080
Depreciation                               50,284         49,720
Amortization intangible assets             57,766         57,586
                                       ----------     ----------
                                          108,050        145,386
                                        ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES      1,073,652        131,140
AND DISCONTINUED OPERATIONS            ----------     ----------
OTHER (CHARGES) AND INCOME
 Interest expense                         (10,527)        63,961
Recognized gain sale of license              -0-            -0-
Income from extinguishment of debt           -0-            -0-
                                       ----------     ----------
                                          (10,527)        63,961
                                        ----------    ----------
NET INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                             1,063,125        195,101
Loss from discontinued operations        (824,312)          -0-
                                        ---------     ----------
NET INCOME (LOSS)                    $    238,813    $   195,101
                                        =========     ==========
NET INCOME (LOSS) PER SHARE
 Continued operations                $     0.0206    $   (0.0100)
 Discontinued operations                  (0.0160)        0.0000
                                        ---------      ---------
NET INCOME (LOSS) PER SHARE          $     0.0046        (0.0100)
See accompanying notes                  =========      =========
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               NINE MONTHS
                                       November 30,   November 30,
                                           1996          1995
REVENUES                                -------------  ------------
Restaurant sales                    $        -0-    $  1,232,547
Equity earnings -unconsolidated sub.    1,413,376         19,536
Licensing fee                             208,358         99,424
Gain on sale of unconsolidated sub.          -0-         111,791
Interest and other                         89,681        174,869
                                       ----------     ----------
                                        1,711,415      1,638,167
COSTS AND EXPENSES, Other than         ----------     ----------
Depreciation, Amortization and Other Charges
 Cost of restaurant sales                    -0-         518,694
Payroll and related costs                    -0-         358,122
Occupancy                                    -0-          84,777
Other restaurant operating expenses          -0-          78,258
Selling, general and administrative       986,115        187,222
                                       ----------     ----------
                                          986,115      1,227,073
INCOME (LOSS) BEFORE DEPRECIATION      ----------     ----------
AMORTIZATION, AND OTHER CHARGES, AND      725,300        411,094
DISCONTINUED OPERATIONS                 ----------     ----------
DEPRECIATION AND AMORTIZATION
 Amortization consulting agreements          -0-         117,782
Depreciation                              150,852        142,261
Amortization intangible assets            172,758        140,884
                                       ----------     ----------
                                          323,610        400,927
                                       ----------     ----------
INCOME (LOSS) BEFORE OTHER CHARGES        401,690         10,167
AND DISCONTINUED OPERATIONS            ----------     ----------
OTHER (CHARGES) AND INCOME
 Interest expense                         (37,681)        (9,497)
Recognized gain sale of license            86,251           -0-
Income from extinguishment of debt        186,621           -0-
                                        ----------     ----------
                                          235,191         (9,497)
                                        ----------     ----------
NET INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                               636,881            670
Loss from discontinued operations        (934,123)          -0-
                                        ---------      ----------
NET INCOME (LOSS)                    $   (297,242)   $       670
                                        =========      ==========
NET INCOME (LOSS) PER SHARE
 Contined operations                 $     0.0100    $    0.0000
Discontinued operations                   (0.0200)        0.0000
                                        ---------      ---------
NET INCOME (LOSS) PER SHARE          $     0.0100    $    0.0000
See accompanying notes                  =========      =========
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)         QUARTER ENDED
                                       November 30,    November 30,

                                          1996            1995 Cash
Flows From Operating Activities:      -------------  --------------
Net income (loss)                         $  238,813   $   195,101
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                     -0-         30,000
 Depreciation                                 50,285        49,720
 Amortization of goodwill                     31,875        31,875
 Amortization, intangible assets              25,711        25,711
 Amortization, consulting agreements            -0-         38,080
 Recognized gain sale of license                -0-           -0-
  Equity (earnings) unconsolidated sub.   (1,389,027)      (81,752)

 (Gain) loss disposition of subsidiary       833,805      (111,791)

 Income from extinguishment of debt             -0-          -0-
 (Increase) decrease in current assets:
   Accounts receivable                      (25,412)         -0-
  Inventory                                    -0-           -0-
  Prepaid expenses and other assets          30,808        (8,466)
Increase (decrease) in current liabilities:
  Accounts payable                          174,970       (73,600)
 Accrued liabilities                         64,890      (239,288)
 Other                                      (43,318)      (23,465)
                                          ----------    ----------
Net cash (used) by operating activities      (6,600)     (167,875)
Cash Flows From Investing Activities:     ----------    ----------
Dispositions of property and equipment         -0-           -0-
 Cashing of certificate of deposit             -0-           -0-
Repayment of loans - affiliated companies      -0-           -0-
Proceeds from disposition of subsidiary        -0-        297,360
 Advances to unconsolidated subsidiaries       -0-        216,316
 Advances (repayments) to others              9,653          -0-
                                          ----------    ----------
Net cash provided (used) by investing         9,653       513,676
 activities                               ----------    ----------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     (6,009)     (98,235)
Issuance of common stock                       -0-          -0-
Deposit on sale of stock                       -0-       150,000
Dividends paid                                 -0-          -0-
Payments on bank and long term debt            -0-          -0-
                                          ----------   ----------
Net cash provided (used) by financing        (6,009)      51,765
activities                                ----------   ----------
Effect of Exchange Rate Changes                -0-          -0-
                                          ----------   ----------
Increase (Decrease) in Cash                  (2,956)     397,566
Cash and Cash Equivalents Beginning          19,689         -0-
                                          ----------   ----------
Cash and Cash Equivalents Ending        $    16,733  $   397,566
See accompanying notes                    ==========   ==========
                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)         NINE MONTHS
                                        November 30,  November 30,
                                           1996            1995
Cash Flows From Operating Activities:  -------------  -------------
Net income (loss)                        $ (297,242)  $       670
 Adjustments to reconcile net loss
 to net cash used by operating activities:
 Stock issued for servies                   350,000        32,500
 Depreciation                               150,852       142,261
 Amortization of goodwill                    95,625        31,875
 Amortization, intangible assets            125,601       109,009
 Amortization, consulting agreements           -0-        117,782
 Recognized gain sale of license            (86,251)         -0-
 Equity (earnings) unconsolidated sub.   (1,413,376)      (19,536)
 (Gain) loss disposition of subsidiary      833,805      (111,791)
 Income from extinguishment of debt        (186,621)         -0-
(Increase) decrease in current assets:
   Accounts receivable                      (19,567)         -0-
   Inventory                                   -0-         31,780
   Prepaid expenses and other assets        (80,024)      (11,275)
 Increase (decrease) in current liabilities:
   Accounts payable                         164,259      (279,559)
   Accrued liabilities                      169,546      (583,538)
   Other                                    (32,292)      (23,465)
                                         ----------    ----------
Net cash (used) by operating activities    (225,685)     (563,287)
Cash Flows From Investing Activities:    ----------    ----------
 Dispositions of property and equipment        -0-         17,890
 Cashing of certificate of deposit             -0-        750,000
 Repayment of loans - affiliated companies  100,000          -0-
 Proceeds from disposition of subsidiary       -0-        297,360
 Advances to unconsolidated subsidiaries       -0-       (100,000)
 Advances (repayments) to others             82,440        (1,500)
                                         ----------    ----------
Net cash provided (used) by investing       182,440       963,750
 activities                              ----------    ----------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     47,664      (203,725)
 Issuance of common stock                       -0-       826,794
 Deposit on sale of stock                       -0-       150,000
 Dividends paid                                 -0-       (32,285)
 Payments on bank and long term debt            -0-      (743,681)
                                          ----------   ----------
Net cash provided (used) by financing        47,664        (2,897)
activities                                ----------   ----------
Effect of Exchange Rate Changes              (3,372)         -0-
                                          ----------   ----------
Increase (Decrease) in Cash                   1,047       397,566
Cash and Cash Equivalents Beginning          15,686         -0-
                                          ----------   ----------
Cash and Cash Equivalents Ending        $    16,733   $   397,566
See accompanying notes                    ==========   ==========
                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996

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

The Company has a 42.5% interest in Forest Hill Capital Corp.
Forest Hill operates a chain of retail optical stores throughout
Canada.

On November, 1996 the Company disposed of its interest in a subsidiary that was involved in the distribution of beverage products (primarily beer and other alcoholic and non-alcoholic beverages) throughout the United States and Canada (See note 3).

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

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


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







              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 15 years.

Loss per common share

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 44,206,068 and 47,607,517 for the three and nine months ended November 30, 1996, respectively; and 24,297,439 and 19,125,020 for the same periods in 1995. All such number of shares gives effect to the reverse stock split effected in August 1992.


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the nine months ended November 30, 1996 and the year ended February 29, 1996, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company has incurred net losses of $297,242 for the nine months ended November 30, 1996 and $1,704,169 for the fiscal year ended February 29, 1996. In addition, the Company's consolidated financial position reflects a working capital deficiency of $2,709,504 at November 30, 1996 and $2,009,193 at February 29,
1996.

Additionally, the Company has accumulated unpaid payroll and sales taxes payable of $ 1,170,712 at November 30, 1996 and $1,157,389 at February 29, 1996 (see Note 12), has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 19).






              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


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

   On August 31, 1996, the Company acquired a 42.5% interest in
   Forest Hill Corp., a company that operates a chain of retail optical stores throught Canada (see note 18).

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








              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
   (CONTINUED)
The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Payroll and Sales Taxes Payable

As more fully discussed in Note 10, the Company has recorded an aggregate liability of $1,170,712 for unpaid payroll and sales taxes payable as of November 30, 1996. These taxes payable represent the unpaid balance of Federal withholding and social security taxes and state sales taxes or certain quarters of 1993 and 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the taxing authorities as a result of non-remittance of these taxes.

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



              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


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

The Company is also involved in a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company. Cami Restaurant Corp. and the Company have filed counterclaims. Discovery in this case is proceeding. Trial has been set and was continued. A new trial date has been scheduled for February 2, 1997.Management has engaged in settlement communications, which have broken down. Management is therefore defending this action and pursuing its counterclaim. Additionally, an indirect wholly-owned subsidiary corporation is involved in an action brought against it and Seashell's, Inc. for damages in the approximate amount of $46,000 plus interest from January 1991, and Cami Restaurant Corp. is involved in an action for unspecified amount of damages due to an alleged breach of broker agreement. Management is vigorously defending the cases discussed above; however, an evaluation of likelihood of an unfavorable outcome cannot be made at this time.

Summary

Other than those accrual and other adjustments described, the accompanying financial statements do not include any adjustments that might result from the outcome of the significant risks and uncertainties discussed above.




              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996

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

The Company disposed of its interest in The Trade Group, Inc. on December 3, 1996. All losses from disposing and discontinuing this operation, totalling $934,123, have been accrued and accounted for in the quarter ending November 30, 1996.

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


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                      November 30,     February 29,

                                           1996            1996
                                       ---------      -----------
      Accrued interest receivable    $     9,049     $    10,085
      Other                                  -0-           6,000
                                       ---------       ---------
                                     $     9,049     $    16,085
                                       =========       =========



              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES


                                        November 30,  February 29,
                                           1996         1996
                                       ----------   ------------
Investments in Affiliated Companies:
 Forest Hill Capital Corporation     $ 3,266,524(b)$   183,300
 Virilite Neutracutical Corporation       68,746        68,746
 CAMFAM, Inc.                               -0- (a)      7,592
 660407 Alberta, LTD                      38,000          -0-
                                       ---------      --------
                                     $ 3,373,270   $   259,638
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

(b) On August 30, 1996 the Company converted its notes receivable from Forest Hill Capital Corporation totalling $1,610,426 and accrued interest of $83,771 into 3,660,091 common shares of Forest Hill Capital (See note 18). Equity in earnings of Forest Hill Corporation for the two months ended October 31, 1996 totalling $1,389,027 are reflected in the above amount.

NOTE 6. PROPERTY AND EQUIPMENT

                                        November 30,  February 29,
                                            1996         1996
                                      ----------   ------------
Furniture, fixtures and equipment   $  1,103,450  $   1,129,062
Leasehold improvements                   331,103        331,103
                                      ----------   ------------
                                       1,434,553      1,460,165
Accumulated depreciation              (1,017,649)     ( 866,798)
                                      ----------   ------------
                                    $    416,904  $     593,367
                                      ==========   ============





            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996



NOTE 7: INTANGIBLE ASSETS
                                        November 30,  February 29,
                                            1996         1996
                                        ----------   ------------
Beverage distribution networks          $      -0-   $  1,221,306
Leasehold interests                         676,367       676,367
Organizational costs                         63,676        63,676
Customer lists                              105,000       105,000
Liquor licenses                             120,000       120,000
                                         ----------   -----------
                                            964,994     2,186,300
Less accumulated amortization              (627,308)     (510,331)
                                         ----------   -----------
                                        $   337,686  $  1,675,969
                                         ==========   ===========


NOTE 8. NOTES PAYABLE, STOCKHOLDERS AND DIRECTORS

                                        November 30,  February 29,
                                            1996         1996
                                        ----------   ------------
 Notes payable, former director-
     stockholders (a)                  $      -0-     $   125,890
 Notes payable various stockholders;
     interest at 12%, due July 31, 1996    200,000        200,000
 Other                                      52,580         12,267
                                         ---------       --------
                                       $   252,580    $   338,157
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



              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996



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

Annual maturities of long-term debt at November 30, 1996 and for each of the succeeding five years and thereafter are summarized as follows:

    Twelve months ending November 30:

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





             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


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


NOTE 11. ACCRUED LIABILITIES, OTHER
                                        November 30,   February 29,

                                            1996         1996
                                        ----------   ------------
Accrued interest-
  Director-stockholders                $   117,296   $    160,325
Accrued dividends                           56,250           -0-
Accrued salaries officers                  115,000           -0-
Liability shares to be issued              393,333           -0-
Other accrued liabilities                   55,919         32,397
                                         ---------     ----------
                                       $   737,798   $    192,722
                                         =========     ==========










              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996

NOTE 12.  COMMON STOCK

The following is an analysis of the number of shares of common stock issued and outstanding during the years:

Balance, February 28, 1995                              14,471,732
Year ended February 29, 1996:
Issuance of common stock for consulting services           150,000
Issuance of common stock for service                     9,475,000
Issuance of common stock related to acquisition of
  Readyfoods:
  Standstill agreement for credit of Readyfoods           600,000
  Second mortgage financing for Readyfoods              1,000,000
Issuance of common stock in private placements:
  Funds to loan Readyfoods                              4,008,956
  Working capital purposes                              3,831,818
  Funds loaned to affiliated company for payment of
   trade creditors and working capital purposes        10,668,562
Issuance of common stock for services related to
   acquisition of The Trade Group, Inc.                 1,000,000
Cancellation of common stock related to the
 disposition of Readyfoods                             (1,000,000)
                                                      ------------
Balance, February 29, 1996                              44,206,068
Stock issued for services                                7,000,000
Stock issued in exchange for shares of The Trade
  Group, Inc.                                            1,600,000
                                                       -----------
Balance, November 30, 1996                              52,806,068
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




              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


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











              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


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







              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


NOTE 14.  COMMITMENTS

Employment Agreement

In November 1995, the Company entered into an employment agreement with the President, who is also a stockholder and director, through December 31, 1998. The terms of the agreement calls for an annual compensation of $150,000, plus bonuses based on performance; a car allowance of $700 a month and reimbursement of certain business expenses. This agreement was terminated on December 3, 1996. Accrued salaries and expenses through date of termination total $126,600.

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



              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


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

At November 30, 1996, the Company had net operating loss carry forwards for income tax purposes of approximately $ 9,000,000 which expire at various years to 2010.






              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996



NOTE 18. RELATED PARTY TRANSACTIONS

Advances and Other Receivables Due from Stockholder

As of November 30, 1996 and February 29, 1996, the Company has a net receivable from a stockholder of $52,532 for reimbursement of certain costs and expenses incurred by the Company for the benefit of the stockholder.

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

Notes Payable, Stockholders

Interest expense charged to operations included approximately $71,312 and $102,452 for the nine months ended November 30, 1996 and 1995, and $120,000 for the fiscal year ended February 29, 1996 relating to notes payable to officers, directors and stockholders.

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

On August 30, 1996 the Company converted these notes receivable into common stock of Forest Hill (See note 5), increasing its ownership of Forest Hill to 42.5%. The Company will account for its investment in Forest Hill under the equity method. Equity in earnings of Forest Hill Capital Corporation for the two months ended October 31, 1996 were $1,389,027.


              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996

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

The Company has accounted for its investment in Virilite at cost. The gain on the sale of the Libido license is being recognized on the installment method of accounting. Gain recognized for the nine months ended November 30, 1996 was $86,251. Deferred gain on the sale as of November 30, 1996 is of $86,251.


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

On September 1996 a new restaurant was opened in Cutler Ridge under the licensing agreement. Royalties for this location are 3% of gross revenues.






              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND FEBRUARY 29, 1996


NOTE 20. OTHER

On August, 1996 the Company was notified by NASDAQ Stock Market of its decision to delete the Company's securities from the exchange for failure to meet certain listing requirements and declining revenues. The Company has decided not to appeal the decision at this time, and to re-apply at a later date.

On November 26, 1996 Mr. Dino Genise resigned as a director of the Company to devote his time to other business opportunities. The
Board of Directors appointed Jeffrey Kurtz, president of Forest
Hill Capital Corp., to replace Mr. Genise.

NOTE 21. SUBSEQUENT EVENTS
On December 3, 1996 Anthony Pallante resigned as president of the
Company. Alison Rosenberg Cohen, vice president of the Company, will act as interim president until a replacement for Mr. Pallante is found.































          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Restaurant Operations

Effective June 1, 1995, the restaurant operations were licensed to Family Steakhouses of Miami, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales of less than $100,000, 4% of sales over $100,000 to $150,000, 5% of sales over
$150,000 to $200,000, and 6% of sales over $200,000. Licensing fee revenues for the three and nine months ended November 30, 1996 were $77,681 and $208,358 respectively, compared to $51,320 and $99,424 for the three and six months ended in 1995 respectively.

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

Equity in Income of Unconsolidated Subsidiaries

On August 31, 1996, the Company acquired a 42.5% interest in Forest Hill Capital Corp., a company that operates a chain of retail optical stores throughout Canada. Equity in earnings of Forest Hill for the two months ended October 31, 1996 were $1,389,027.

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

Gain on sale of unconsolidated subsidiary

For the three and nine months ended November 30, 1995, the Company reflects a gain of $111,791 realized on the disposition of its investment in Readyfoods, Inc. (See note 3).

Interest and other

Other income for the quarter and nine months ended November 30, 1996 consists mainly of interest accrued on notes receivable. Other income for the nine months ended November 30, 1995 includes $76,000 representing reversal of accrued rents for the Registrant's restaurant operation in Cocoa Beach, Fla, which was terminated during fiscal 1995.

COSTS AND EXPENSES

Cost of Beverage Operations

Cost of beverage sales for the three and six months ended August
31, 1996 was 85% and 86% of sales respectively.

Cost of Restaurant Operations

Cost of restaurant sales for the nine months ended November 30, 1995 was 42% of sales. Payroll and related costs for the nine months were 29% of sales, occupancy expenses were 7% of sales, and other restaurant costs were 6% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended November 30, 1996 were $287,416 and $986,115 respectively, compared to $4,630 and $187,222 for the same periods in 1995. The increase was due mainly to legal and professional fees incurred by the Company in its diligence to acquire new businesses, combined with the reversal and charge off in 1995 of restaurant related expenses accrued in prior periods which were no longer due.




Other Charges
In addition to operating expenses the Registrant incurred interest expense and amortization of intangible assets and consulting agreements:

Interest expense for the nine months in 1996 was $37,681, compared to $ 9,497 for the same period in 1995. Interest for the three months in 1996 and 1995 was $ 10,527 and $(63,961) respectively. The increase was primarily due to reversal in 1995 of interest accrued on debts to directors.

Amortization of goodwill related to the restaurant operations for the three and nine months in 1996 was $31,875 and $95,625 respectively. Amortization in 1995 started on June 1st upon commencement of the licensing agreement, and was $31,785 and $63,750 for the three and nine months respectively.

Amortization of intangible assets for the three and nine months in 1996 and 1995 was $25,711 and $77,133 respectively. This expense relates to the amortization of intangible assets related to the restaurant operations. Amortization of intangible assets realting to the beverage distribution operation of $0 and $48,468 for the three and nine months ended November 30, 1996 is included in the loss from discontinued operations.

In fiscal 1995 the Registrant entered into a number of consulting agreements for professional services. The cost of these agreements was amortized over their term.

Other Income

Other income for the nine months ended November 30, 1996 include
$86,251 representing gain recognized on the installment basis of accounting for the sale of the Libido license to Virilite
Neutracutical Corporation (See note 18).

Other income for the nine months ended November 30, 1996 also include $186,621 from extinguishment of debt payable to former officers and directors of the Company, in the amount of $125,890, plus accrued interest of $60,731 (See note 8).

Loss from discontinued operations

Loss from discontinued operations for the three and nine months ended November 30, 1996 include $833,805 loss realized on the disposition of the Company's investment in the Trade Group, Inc. (See note 3), plus losses resulting from the operation of this division through November 30, 1996.





Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock.

As of November 30, 1996, the Company had outstanding payroll and sales taxes payable for periods prior to 1995 in the amount of $1,170,712, including penalties and interest (see note 2 and 10). The Company has made an offer in compromise with the Internal Revenue Service and the Florida Department of Revenue to fix a payment schedule on these balances.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended November 30, 1996.





































PART II - OTHER INFORMATION



    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company filed reports on form 8-K on November 26, 1996, and December 3, 1996.










































              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
            FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: January 14, 1997           By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    Vice President

DATE: January 14, 1997           By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer