Form 10-Q
period 1997-05-31
VALUE HOLDINGS INC
filed 1997-07-22
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended________May_31,_1997_______________________

Commission File Number_________________0-15076__________________

                       VALUE HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)

         Florida                          59-2388734
(State of jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)             Number)

3211 Ponce de Leon Blvd., Ste 210, Coral Gables, Florida, 33134
 (Address of principal executive offices)       (Zip Code)

                       (305) 447-8801
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES        NO __X___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 56,806,068  Shares as of

                      May 31, 1997






                 The Exhibit Index is on Page 24
                 This document contains 25 pages.





                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-----------------------------------------------------------
                                                        PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for May 31, 1997
          and February 28, 1997................................3

         Consolidated Statement of Operations for the three
          months ended May 31, 1997 and 1996...................4


         Consolidated Statement of Cash Flows for the three
          months ended May 31, 1997 and 1996...................5


         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......21


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................24

         SIGNATURES...........................................25



















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                                           May 31,   February 28,
ASSETS                                      1997        1997
Current Assets                           ----------  ------------
 Cash                                 $    10,148   $     7,014
 Accounts receivable                       49,651        21,660
 Notes receivable:
  Virilite Neutracutical Corp., net
  of deferred gain of $86,251 in May 31,
  1997 and February 28, 1997               13,749        13,749
 Prepaid expenses and other assets         14,933        12,433
                                        ---------     ---------
                                           88,481        54,856
                                        ---------     ---------
Receivable from Stockholders               52,532        52,532
Investment in Affiliated Companies      3,568,115     3,434,383
Property and Equipment - Net of
 Accumulated Depreciation                 104,254       119,981
Costs in Excess of Net Assets
 of Business Acquired                     680,000       722,500
Intangible Assets                         151,324       159,366
Other Assets                                    0        11,000
                                        ---------     ---------
                                      $ 4,644,706   $ 4,554,618
                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable, other                  $    46,875   $    76,367
 Notes payable stockholders-directors     309,844       281,999
 Accounts payable                         542,988       509,847
 Payroll and sales taxes payable        1,082,145     1,079,824
 Accrued liabilities, other               590,277       564,959
                                        ---------     ---------
                                        2,572,129     2,512,996
                                        ---------     ---------
Long Term Liability - Stockholder         287,875       287,875
Stockholders' Equity                    ---------     ---------
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  May 31, 1997 and February 28, 1997      750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized; issued
  and outstanding 56,806,068 and 54,406,068
  at May 31, 1997 and February 28, 1997     5,680        5,440
 Capital in excess of par              13,859,016   13,811,256
 Deficit                              (12,829,994) (12,812,949)
                                      -----------   ----------
                                        1,784,702    1,753,747
                                      -----------   ----------
                                     $  4,644,706  $ 4,554,618
 See accompanying notes               ===========   ==========

             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                             QUARTER ENDED
                                          May 31,    February 28,
                                            1997          1997
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $    184,143  $     24,349
 Licensing fee                              87,047        64,603
 Interest and other                          2,504        44,443
                                        ----------    ----------
                                           273,694       133,395
COSTS AND EXPENSES, Other than          ----------    ----------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative       165,981       562,561
                                        ----------    ----------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST      107,713      (429,166)
                                        ----------    ----------
DEPRECIATION AND AMORTIZATION
 Depreciation                               15,726        50,284
 Amortization intangible assets             50,542        66,986
                                        ----------    ----------
                                            66,268       117,270
                                        ----------    ----------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                   41,445      (546,436)
                                        ----------    ----------
OTHER (CHARGES) AND INCOME
 Interest expense                          (16,128)      (16,677)
 Realized loss -sale of stock uncon.sub.   (23,611)            0
 Recognized gain sale of license                 0        86,251
                                         ----------    ----------
                                           (39,739)       69,574
                                         ----------    ----------
NET INCOME (LOSS) FROM CONTINUED
 OPERATIONS, BEFORE MINORITY INTEREST        1,706      (476,862)
 Minority interest                               0        10,900
                                         ---------     ---------
NET INCOME (LOSS) CONTINUED OPERATIONS       1,706      (476,862)
LOSS FROM DISCONTINUED OPERATIONS                0       (58,466)
                                         ---------    ----------
NET INCOME (LOSS)                    $       1,706   $  (524,428)
                                         =========    ==========
NET INCOME (LOSS) PER SHARE
 Continued operations                $       0.000   $    (0.010)
 Discontinued operations                     0.000        (0.001)
                                         ---------      ---------
NET INCOME (LOSS) PER SHARE          $       0.000   $    (0.011)
                                         =========      =========
See accompanying notes

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                             QUARTER ENDED
                                         May 31,     February 28,
                                          1997           1997
                                      ------------   ------------
Cash Flows From Operating Activities:
 Net income (loss)                      $    1,706   $  (524,428)

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                  48,000      350,000
  Depreciation                               15,726       50,284
  Amortization of goodwill and intangibles   50,542       66,986
  Recognized gain sale of license                 0      (86,251)
  Realized loss on sale stock uncon. sub.    23,611            0
  Equity (earnings) unconsolidated sub.    (184,143)     (24,349)
  Minority interest                               0      (10,900)
 (Increase) decrease in current assets:
  Accounts receivable                       (27,991)      23,138
  Prepaid expenses and other assets          (2,500)     (49,621)
 Increase (decrease) in current liabilities:
  Accounts payable                           33,141       43,699
  Accrued liabilities                         8,892       22,338
  Other                                      11,000       (7,403)
                                          ---------    ---------
Net cash (used) by operating activities     (22,016)    (146,507)
                                          ---------    ---------
Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.     26,797           0
 Repayment of loans - affiliated companies        0      100,000
Advances (repayments) to others                   0       39,890
                                          ---------    ---------
Net cash provided (used) by investing        26,797      139,890
activities                               ----------    ---------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     27,845        7,345
 Proceeds (repayments) notes payable other  (29,492)           0
                                          ---------    ---------
Net cash provided (used) by financing        (1,647)       7,345
 activities                               ---------    ---------
Effect of Exchange Rate Changes                   0        3,392
                                          ---------    ---------
Increase (Decrease) in Cash                   3,134       (2,664)
Cash and Cash Equivalents Beginning           7,014       15,686
                                          ---------    ----------
Cash and Cash Equivalents Ending        $    10,148  $    13,022
                                          =========    =========

See accompanying notes



                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and include all the information and disclosures required for complete financial statements.

The Company has not filed its 10K report for the fiscal year ended February 28, 1997. On April 21, 1997 the Miami based firm, Chadderton and Gulisano, P.A., resigned as the Company's auditor as reported in form 8K dated May 6, 1997. The resignation postponed the commencement of the audit which is still in progress, the estimation completion date of which is July 31, 1997.

The Company does not expect the audited financial information to be presented in form 10K, once the audit is completed, to be significantly different from the unaudited information presented in this report.

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

The Company has a 35.34% interest in Forest Hill Capital Corp.
Forest Hill operates a chain of retail optical stores throughout
Canada.

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


                 VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimate.

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

It is the Company's policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management's plans with regard to future

                 VALUE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per common share

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 56,284,328 and 47,021,285 for the three months ended May 31, 1997 and 1996, respectively. All such number of shares gives effect to the reverse stock split effected in August 1992.


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended February 28, 1997, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company incurred net losses of $944,967 for the fiscal year ended February 28, 1997. In addition, the Company's consolidated financial position reflects a working capital deficiency of $2,483,648 at May 31, 1997, and $2,458,140 at February 28, 1997.

Additionally, the Company has accumulated unpaid payroll and sales taxes payable of $ 1,082,145 at May 31, 1996 and February 28, 1997 (see Note 12), has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 19).

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
      (CONTINUED)


Management's plans with regard to these matters encompass the following actions:

 1.  Acquisition of business

     The Company plans to make strategic acquisitions of other profitable businesses as these opportunities develop.

     On August 31, 1996, the Company acquired a 42.5% interest in Forest Hill Corp., a company that operates a chain of retail optical stores throughout Canada. On April, 1997 the Company sold some of its shares in Forest Hill to raise operating funds (see note 20). During its second fiscal quarter, Forest Hill Capital Corp. issued additional shares of common
     stock for debt settlement. As a result of these transactions The Company's interest in Forest Hill Capital Corp. had dropped to 35.34% by May 31, 1997.

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






                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Payroll and Sales Taxes Payable

As more fully discussed in Note 10, the Company has recorded an aggregate liability of $1,082,145 for unpaid payroll and sales taxes payable as of May 31, 1997. These taxes payable represent the unpaid balance of Federal withholding and social security taxes and state sales taxes or certain quarters of 1993 and 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the taxing authorities as a result of non-remittance of these taxes.

The Company is in the process of negotiating a settlement offer with the Internal Revenue Service and The State of Florida At such time as a settlement agreement is obtained, the Company will then revise its recorded liability for such payroll and sales taxes payable. The Company is expecting to obtain the funds necessary to settle these obligations from shareholder loans. No assurance can be given as to the ultimate acceptance of the pending offers or the ability of the Company to obtain the required funds.

Pending litigation

As more fully discussed in Note 15, there is certain pending litigation in which the Company is involved.

One matter involves a lawsuit filed in June 1994 in the Circuit Court for Dade County, Florida in which the plaintiff alleged that the Company's wholly-owned subsidiary, Cami Restaurant Corp. and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff seek damages in excess of $4,600,000, interest and attorney's fees, as well as an order declaring the purchase of assets void.

This case was settled in June of 1997 (see note 21 - Subsequent
Events).


                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)

The Company is also involved in a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company. Cami Restaurant Corp. and the Company have filed counterclaims. Discovery in this case is proceeding. Trial has been set and was continued. Management is currently in settlement negotiations. The outcome of such negotiations can not be ascertained at this time.


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

The Company disposed of its interest in The Trade Group, Inc. on December 3, 1996. Losses from disposing and discontinuing this operation in fiscal 1996, totalled $1,032,318.


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets at May 31, 1997 and February
28, 1996 consist of accrued interest on  notes  receivable.






                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997



NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES

                                          May 31,    February 28,
                                            1997         1997
                                       ----------   ------------

 Investments in Affiliated Companies:
   Forest Hill Capital Corporation     $ 3,461,369   $ 3,358,045
   Virilite Neutracutical Corporation       68,746        68,746
   660407 Alberta, LTD                      38,000        38,000
                                         ---------      --------
                                       $ 3,568,115   $ 3,434,383
                                         =========     =========

(b)Equity in earnings of Forest Hill Corporation for the three months ended May 31, 1997 totalling $181,143 are reflected in the above amount.


NOTE 6. PROPERTY AND EQUIPMENT

                                          May 31,   February 28,
                                            1997         1997
                                        ----------   -----------

    Furniture, fixtures and equipment $    435,312  $     435,312
    Leasehold improvements                  29,101         29,101
                                        ----------   ------------
                                           464,413        464,413
    Accumulated depreciation              (360,159)     (344,432)
                                        ----------   ------------
                                      $    104,254  $     119,981
                                        ==========   ============

NOTE 7: INTANGIBLE ASSETS
                                           May 31,   February 28,
                                            1997          1997
                                        ----------   -----------

    Leasehold interests                $   117,583   $   117,583
    Customer lists                         105,000       105,000
    Liquor licenses                        120,000       120,000
                                        ----------   -----------
                                           342,583       342,583
    Less accumulated amortization         (191,259)     (183,217)
                                        ----------   -----------
                                       $   151,324  $    159,366
                                        ==========   ===========

                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


NOTE 8. NOTES PAYABLE, STOCKHOLDERS AND DIRECTORS

                                            May 31,  February 28,
                                             1997         1997
                                         ----------   -----------

   Notes payable various stockholders;
   interest at 12%, due July 31, 1996 $    200,000   $    200,000
   Other                                   109,844         81,999
                                         ---------       --------
                                       $   309,844    $   281,999
                                         =========       ========

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

As collateral for the note, the Company has pledged an interest in substantially all of its assets.

Annual maturities of long-term debt at May 31, 1997 and for each of the succeeding five years and thereafter are summarized as follows:

    Twelve months ending May 31:

          1998                    $   1,967
          1999                        2,151
          2000                        2,353
          2001                        2,574
          2002                        2,815
          Thereafter                276,015





                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


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

The Company is in the process of negotiating a settlement offer with the Internal Revenue Service and The State of Florida At such time as a settlement agreement is obtained, the Company will then revise its recorded liability for such payroll and sales taxes payable. The Company is expecting to obtain the funds necessary to settle these obligations from shareholder loans. No assurance can be given as to the ultimate acceptance of the pending offers or the ability of the Company to obtain the required funds.


NOTE 11. ACCRUED LIABILITIES, OTHER
                                          May 31,   February  28,
                                             1997         1997
                                        ----------   -----------
     Accrued interest-
       Director-stockholders         $   122,050  $    113,573
     Accrued dividends                    93,750        78,750
     Accrued salaries officers            82,930       115,000
     Accrued consulting fees             247,560       182,325
     Other accrued liabilities            43,987        75,311
                                       ---------     ---------
                                     $   590,277   $   564,959
                                       =========     =========










                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997



NOTE 12.  COMMON STOCK

The following is an analysis of the number of shares of common stock issued and outstanding during the years:

Balance, February 29, 1996                          44,206,068
Stock issued for services                            7,000,000
Stock issued in exchange for shares of The Trade
  Group, Inc.                                        3,200,000
                                                    ----------
Balance, February 28, 1997                          54,406,068

Stock issued for services                            2,400,000
                                                    ----------
Balance, May 31, 1997                               56,806,068
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









                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997



NOTE 12.  COMMON STOCK (CONTINUED)

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




                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


NOTE 13: PREFERRED STOCK (CONTINUED)

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

NOTE 15. PENDING LITIGATION

The Company is involved in a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company. Cami Restaurant Corp. and the Company have filed counterclaims. Discovery in this case is proceeding. Trial has been set and was continued. No new trial date has been scheduled. Management is currently engaged in settlement negotiations. The outcome of these negotiations can not be ascertained at this time.

The Company is subject to certain other pending litigation which arose in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.



               VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


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

At May 31, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $ 12,000,000 which expire at various years to 2010.


NOTE 18. RELATED PARTY TRANSACTIONS

Advances and Other Receivables Due from Stockholder

As of May 31, 1997 and February 28, 1997, the Company has a net receivable from a stockholder of $52,532 for reimbursement of certain costs and expenses incurred by the Company for the benefit of the stockholder.

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








               VALUE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


NOTE 19. COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

It is the Company's policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill. On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner in one of the Company's other restaurant locations. The Company is to receive a monthly license fee of 3% of monthly revenues of the restaurants. The licensing agreement is for an initial term of three years, with an option on the part of the licensee to renew the agreement for an additional three years. As a result of this change in method of utilizing its restaurant facilities, the Company re-evaluated the recoverability of goodwill. Such evaluation was based upon management's estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement.

NOTE 20: INVESTMENT IN FOREST HILL CAPITAL CORP.

On August 30, 1996 the Company converted its notes receivable from Forest Hill Capital Corporation (FHCC) totalling $1,610,426 and accrued interest of $83,771 into common shares of Forest Hill Capital, representing a 42.5% interest in FHCC. In April, 1997, the Company sold 60,000 shares of FHCC to raise funds for operations and realized a loss of $23,611. During its second fiscal quarter FHCC issued additional shares of common stock to some creditors for debt settlement. At May 31, 1997, the Company's interest in FHCC had been reduced to 35.34%.

NOTE 21. SUBSEQUENT EVENTS

In June, 1994 a lawsuit was filed in the circuit court for Dade County, Florida in which the plaintiff alleged that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleged that certain present and former officers of the Company of Cami Restaurant Corp., including the then President of the Company and of Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff seek damages in excess of $4,600,000, interest and attorneys' fees, as well as an order declaring the purchase of assets void.


               VALUE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         MAY 31, 1997, MAY 31, 1996 AND FEBRUARY 28, 1997


NOTE 21. SUBSEQUENT EVENTS (CONTINUED)

The case was settled in June, 1997 for $75,000 to be paid out over 15 months and the transfer of 500,000 shares of restricted stock of the Company.













































          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Equity in Income of Unconsolidated Subsidiaries

On August 31, 1996, the Company acquired a 42.5% interest in Forest Hill Capital Corp. (FHCC), a company that operates a chain of retail optical stores throughout Canada. This percentage was reduced to 35.34% during the quarter ended May 31, 1997 when the Company sold some of its stock in FHCC, and FHCC issued additional common shares for debt settlement (see note 20).Equity in earnings of Forest Hill for the three months ended May 31, 1997 was $184,143.

The Registrant entered a joint venture agreement with Family Steakhouses of Miami, Inc. in fiscal 1995. Under this agreement, a new company Camfam, Inc., 51% owned by the Registrant, was set up to manage one of the Registrant's existing restaurants as well as to convert Sizzler restaurants owned and operated by Family into the Camis format. During fiscal 1996 Camfam operated a restaurant in West Miami. On June 1, 1996, this operation became subject to the licensing agreement. The results of this operation through May 31, 1996 was accounted for by the Registrant on an equity basis of accounting, resulting in a credit to income of $24,349 for the quarter ended May 31, 1996.

Restaurant Operations - Licensing Fees

Effective June 1, 1995, the restaurant operations were licensed to Family Steakhouses of Miami, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales. Licensing fee revenues for the three months ended May 31, 1997 and 1996 were $87,047 and $64,603 respectively.

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

Interest and other

Other income for the quarters ended May 31, 1997 and 1996 consists mainly of interest accrued on notes receivable.

COSTS AND EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended May 31, 1997 were $165,981, compared to $623,987 for the same periods in 1996. Higher expenses in 1996 were due to legal and professional costs incurred in relation to pending acquisitions at the time.

Other Charges

In addition to operating expenses the Registrant incurred interest expense and amortization of intangible assets and consulting agreements:

Interest expense for the three months in 1997 was $16,128, compared to $16,677 for the same period in 1996.

Amortization of goodwill and intangibles related to the restaurant operations for the three months in 1997 was $50,542 as compared to $66,986 in 1996. The reduction is due to the write off at the end of fiscal 1996 of certain leaseholdings.

Amortization of intangible assets for the three and nine months in 1996 and 1995 was $25,711 and $77,133 respectively. This expense relates to the amortization of intangible assets related to the restaurant operations. Amortization of intangible assets relating to the beverage distribution operation of $0 and $48,468 for the three and nine months ended November 30, 1996 is included in the loss from discontinued operations.

Other charges

Other charges for the three months ended May 31, 1997 include
$23,611 loss realized on the sale of shares of Forest Hills
Corporation (See note 20).

Other Income

Other income for the three months ended May 31, 1996 include
$86,251 representing gain recognized on the installment basis of accounting for the sale of the Libido license to Virilite
Neutracutical Corporation (See note 18).



Loss from discontinued operations

Loss from discontinued operations for the three months ended May
31, 1996 represent losses incurred during such quarter from the operations of the Company's beverage distribution division, which was disposed of on December 3,1996.


Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock.

As of May 31, 1997, the Company had outstanding payroll and sales taxes payable for periods prior to 1995 in the amount of $1,082, 145,including penalties and interest (see note 2 and 10). The Company is currently negotiating a settlement with the Internal Revenue Service and the Florida Department of Revenue.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended May 31, 1996.





























PART II - OTHER INFORMATION




    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company filed reports on form 8-K on May 6, 1997 and May 9, 1997.











































              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
             FOR THE THREE MONTHS ENDED MAY 31, 1996

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: July 23, 1997              By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    President

DATE: July 23, 1997              By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer