Form 10-Q
period 1997-08-31
VALUE HOLDINGS INC
filed 1997-11-17
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended________August_31,_1997____________________

Commission File Number_________________0-15076__________________

                       VALUE HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)

         Florida                          59-2388734
(State of jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)             Number)

    2307 Douglas Road, Ste 400, Miami, Florida,    33145
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

                      August 31, 1997







                 The Exhibit Index is on Page 25
                 This document contains 26 pages.

                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-----------------------------------------------------------
                                                        PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for August 31, 1997
          and February 28, 1997................................3

         Consolidated Statement of Operations for the three
          months ended August 31, 1997 and 1996................4

         Consolidated Statement of Operations for the six
          months ended August 31, 1997 and 1996................5

         Consolidated Statement of Cash Flows for the three
          months ended August 31, 1997 and 1996................6

         Consolidated Statement of Cash Flows for the six
          months ended August 31, 1997 and 1996................7

         Notes to Consolidated Financial Statements............8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......22


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................25

         SIGNATURES...........................................26















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                                         August 31,   February 28,
ASSETS                                      1997        1997
Current Assets                           ----------  ------------
 Cash                                 $     5,540   $     7,014
 Accounts receivable                       51,594        21,660
 Notes receivable:
  Virilite Neutracutical Corp., net
  of deferred gain of $86,251 in August
  31, 1997 and February 28, 1997           13,749        13,749
 Prepaid expenses and other assets         17,433        12,433
                                        ---------     ---------
                                           88,316        54,856
                                        ---------     ---------
Receivable from Stockholders               52,532        52,532
Investment in Affiliated Companies      3,430,077     3,434,383
Property and Equipment - Net of
 Accumulated Depreciation                  88,527       119,981
Costs in Excess of Net Assets
 of Business Acquired                     637,500       722,500
Intangible Assets                         143,281       159,366
Other Assets                                    0        11,000
                                        ---------     ---------
                                      $ 4,440,233   $ 4,554,618
                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable, other                  $    37,500   $    76,367
 Notes payable stockholders-directors     343,600       281,999
 Accounts payable                         492,780       509,847
 Payroll and sales taxes payable        1,079,824     1,079,824
 Accrued liabilities, other               690,608       564,959
                                        ---------     ---------
                                        2,644,312     2,512,996
                                        ---------     ---------
Long Term Liability - Stockholder         287,874       287,875
Stockholders' Equity                    ---------     ---------
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  August 31, 1997 and February 28, 1997   750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized; issued
  and outstanding 56,806,068 and 54,405,068
  at August 31, and February 28, 1997       5,680        5,440
 Capital in excess of par              13,859,016   13,811,256
 Deficit                              (13,106,649) (12,812,949)
                                      -----------   ----------
                                        1,508,047    1,753,747
                                      -----------   ----------
                                     $  4,440,233  $ 4,554,618
 See accompanying notes               ===========   ==========
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                             QUARTER ENDED
                                        August 31,     August 31,
                                            1997          1996
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $   (138,041) $        -0-
 Licensing fee                              79,790        66,074
 Interest and other                          2,500        42,828
                                         ---------     ---------
                                           (55,751)      108,902
COSTS AND EXPENSES, Other than           ---------     ---------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative        33,118       100,138
                                         ---------     ---------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST      (88,869)        8,764
                                         ---------     ---------
DEPRECIATION AND AMORTIZATION
 Depreciation                               15,728        50,284
 Amortization intangible assets             50,543        96,654
                                         ---------     ---------
                                            66,271       146,938
                                         ---------     ---------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                 (155,140)     (138,174)
                                         ---------     ---------
OTHER (CHARGES) AND INCOME
 Interest expense                          (17,766)      (46,477)
 Realized loss -sale of stock uncon.sub.       -0-           -0-
 Lawsuit settlement                        (85,000)          -0-
 Gain on extinguishment of debt                -0-       186,621
                                         ----------    ---------
                                          (102,766)      140,144
NET INCOME (LOSS) FORM CONTINUED         ----------    ---------
 OPERATIONS, BEFORE MINORITY INTEREST     (257,906)        1,970
 Minority interest                             -0-       (10,900)
                                         ---------     ---------
NET INCOME (LOSS) CONTINUED OPERATIONS    (257,906)       (8,930)
LOSS FROM DISCONTINUED OPERATIONS                0        (2,697)
                                         ---------    ----------
NET INCOME (LOSS)                    $    (257,906)  $   (11,627)
                                         =========    ==========
NET INCOME (LOSS) PER SHARE
 Continued operations                $      (0.005)  $    (0.000)
 Discontinued operations                    (0.000)       (0.000)
                                         ---------      ---------
NET INCOME (LOSS) PER SHARE          $      (0.005)  $    (0.000)
                                         =========      =========
See accompanying notes
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
                                               SIX MONTHS
                                        August 31,     August 31,
                                            1997          1996
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $     46,102  $     24,349
 Licensing fee                             166,837       130,677
 Interest and other                          5,004        87,271
                                         ---------     ---------
                                           217,943       242,297
COSTS AND EXPENSES, Other than           ---------     ---------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative       199,099       662,699
                                         ---------     ---------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST       18,844      (420,402)
                                         ---------     ---------
DEPRECIATION AND AMORTIZATION
 Depreciation                               31,454       100,568
 Amortization intangible assets            101,085       163,640
                                         ---------     ---------
                                           132,539       264,208
                                         ---------     ---------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                 (113,695)     (684,610)
OTHER (CHARGES) AND INCOME               ---------     ---------
 Interest expense                          (33,894)      (63,154)
 Realized loss -sale of stock uncon.sub.   (23,611)          -0-
 Lawsuit settlement                        (85,000)          -0-
 Gain on extinguishment of debt                -0-       186,621
 Recognized gain sale of license               -0-        86,251
                                         ----------    ---------
                                          (142,505)      209,718
NET INCOME (LOSS) FORM CONTINUED         ----------    ---------
 OPERATIONS, BEFORE MINORITY INTEREST     (256,200)     (474,892)
 Minority interest                             -0-           -0-
                                         ---------     ---------
NET INCOME (LOSS) CONTINUED OPERATIONS    (256,200)     (474,892)
LOSS FROM DISCONTINUED OPERATIONS                0       (61,163)
                                         ---------    ----------
NET INCOME (LOSS)                    $    (256,200)  $  (536,055)
                                         =========    ==========
NET INCOME (LOSS) PER SHARE
 Continued operations                $      (0.005)  $    (0.010)
 Discontinued operations                    (0.000)       (0.011)
                                         ---------      ---------
NET INCOME (LOSS) PER SHARE          $      (0.005)  $    (0.021)
                                         =========      =========
See accompanying notes
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                             QUARTER ENDED
                                      August 31,     August 31,
                                          1997           1996
                                      ------------   ------------
Cash Flows From Operating Activities:
 Net income (loss)                      $ (257,906)  $    17,986

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                     -0-          -0-
  Depreciation                               15,728       50,283
  Amortization of goodwill and intangibles   50,543       77,941
  Recognized gain sale of license               -0-          -0-
  Gain on extinguishment of debt                -0-     (186,621)
  Realized loss on sale stock uncon. sub.       -0-          -0-
  Equity (earnings) unconsolidated sub.     138,041          -0-
 (Increase) decrease in current assets:
  Accounts receivable                        (1,943)     (17,293)
  Prepaid expenses and other assets          (2,500)     (61,211)
 Increase (decrease) in current liabilities:
  Accounts payable                          (50,209)     (54,410)
  Accrued liabilities                        79,257       82,318
  Other                                         -0-       18,429
                                          ---------    ---------
Net cash (used) by operating activities     (28,990)     (72,578)
                                          ---------    ---------
Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.        -0-          -0-
 Repayment of loans - affiliated companies      -0-          -0-
Advances (repayments) to others                 -0-       32,897
                                          ---------    ---------
Net cash provided (used) by investing           -0-       32,897
activities                               ----------    ---------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     33,756       46,328
 Issuance of common stock                       -0-          -0-
 Proceeds (repayments) notes payable bank    (9,375)         -0-
                                          ---------    ---------
Net cash provided (used) by financing        24,381       46,328
 activities                               ---------    ---------

Effect of Exchange Rate Changes                 -0-           20
                                          ---------    ---------
Increase (Decrease) in Cash                  (4,609)       6,667

Cash and Cash Equivalents Beginning          10,148       13,022
                                          ---------    ----------
Cash and Cash Equivalents Ending        $     5,540  $    19,689
                                          =========    =========

See accompanying notes
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                               SIX MONTHS
                                      August 31,     August 31,
                                          1997           1996
                                      ------------   ------------
Cash Flows From Operating Activities:
 Net income (loss)                      $ (256,200)  $  (536,055)

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                  48,000      350,000
  Depreciation                               31,454      100,567
  Amortization of goodwill and intangibles  101,085      163,640
  Recognized gain sale of license               -0-      (86,251)
  Gain on extinguishment of debt                -0-     (186,621)
  Realized loss on sale stock uncon. sub.    23,611          -0-
  Equity (earnings) unconsolidated sub.     (46,102)     (24,349)
 (Increase) decrease in current assets:
  Accounts receivable                       (29,934)       5,845
  Prepaid expenses and other assets          (5,000)    (110,832)
 Increase (decrease) in current liabilities:
  Accounts payable                          (17,068)     (10,711)
  Accrued liabilities                        88,149      104,656
  Other                                      11,000       11,026
                                          ---------    ---------
Net cash (used) by operating activities     (51,005)    (219,085)
                                          ---------    ---------
Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.     26,797          -0-
 Repayment of loans - affiliated companies      -0-      100,000
Advances (repayments) to others                 -0-       72,787
                                          ---------    ---------
Net cash provided (used) by investing        26,797      172,787
activities                               ----------    ---------
Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     61,601       53,673
 Issuance of common stock                       -0-          -0-
 Proceeds (repayments) notes payable bank   (38,867)         -0-
                                          ---------    ---------
Net cash provided (used) by financing        22,734       53,673
 activities                               ---------    ---------

Effect of Exchange Rate Changes                 -0-       (3,372)
                                          ---------    ---------
Increase (Decrease) in Cash                  (1,474)       4,033

Cash and Cash Equivalents Beginning           7,014       15,686
                                          ---------    ----------
Cash and Cash Equivalents Ending        $     5,540  $    19,689
                                          =========    =========

See accompanying notes
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and include all the information and disclosures required for complete financial statements.

The Company has not filed its 10K report for the fiscal year ended February 28, 1997. On April 21, 1997 the Miami based firm, Chadderton and Gulisano, P.A., resigned as the Company's auditor as reported in form 8K dated May 6, 1997. The resignation postponed the commencement of the audit which is still in progress, the estimation completion date of which is October 20, 1997.

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

                 VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997

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

Depreciation is computed on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

     Furniture, fixtures and equipment - 5 to 10 years
     Leasehold improvements - Life of the lease

Cost in Excess of Net Assets Acquired

Cost in excess of net assets of businesses acquired ("goodwill") represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami's, The seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 years (see Note 19).

It is the Company's policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management's plans with regard to future
                 VALUE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

operations (see Note 2), and represent management's best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company's investment in goodwill intangible and other long-lived assets.

Intangible assets

Intangible assets are stated at cost and amortized on straight-line basis over their estimated useful lives, 5 to 15 years.

Loss per common share

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 56,806,068 and 51,206,068 for the three months ended August 31, 1997 and 1996, respectively; and 56,545,198 and 49,113,677 for the six months ended August 31, 1997 and 1996, respectively.


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended February 28, 1997, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company incurred net losses of $256,200 and $944,967 for the six months ended August 31, 1997 and for the year ended February 28, 1997, respectively. In addition, the Company's consolidated financial position reflects a working capital deficiency of $2,555,996 at August 31, 1997, and $2,458,140 at February 28, 1997.

Additionally, the Company has accumulated unpaid payroll and sales taxes payable of $ 1,079,824 at August 31, 1997 and February 28, 1997 (see Note 10), has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 19).

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997


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






                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997

NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
       (CONTINUED)

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Payroll and Sales Taxes Payable

As more fully discussed in Note 10, the Company has recorded an aggregate liability of $1,079,824 for unpaid payroll and sales taxes payable as of August 31, 1997. These taxes payable represent the unpaid balance of Federal withholding and social security taxes and state sales taxes or certain quarters of 1993 and 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the taxing authorities as a result of non-remittance of these taxes.

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

This case was settled in June of 1997 for $75,000 to be paid out over 15 months and the transfer of 500,000 shares of restricted stock of the Company. Through August 31, 1997, the Company had made payments of $31,000 under this settlement agreement and accrued another $54,000.
                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997


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


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets at August 31, 1997 and February
28, 1997 consist of accrued interest on  notes  receivable.







                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997



NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES

                                       August 31,    February 28,
                                          1997           1997
                                       ----------   ------------

 Investments in Affiliated Companies:
   Forest Hill Capital Corporation     $ 3,347,642   $ 3,351,948
   Virilite Neutracutical Corporation       44,435        44,435
   660407 Alberta, LTD                      38,000        38,000
                                         ---------      --------
                                       $ 3,430,077   $ 3,434,383
                                         =========     =========

(b)Equity in earnings of Forest Hill Corporation for the six months ended August 31, 1997 totalling $46,102 are reflected in the above amount.


NOTE 6. PROPERTY AND EQUIPMENT

                                        August 31,  February 28,
                                            1997         1997
                                        ----------   -----------

    Furniture, fixtures and equipment $    435,312  $     435,312
    Leasehold improvements                  29,101         29,101
                                        ----------   ------------
                                           464,413        464,413
    Accumulated depreciation              (375,886)     (344,432)
                                        ----------   ------------
                                      $     88,527  $     119,981
                                        ==========   ============

NOTE 7: INTANGIBLE ASSETS
                                        August 31,   February 28,
                                            1997          1997
                                        ----------   -----------

    Leasehold interests                $   117,583   $   117,583
    Customer lists                         105,000       105,000
    Liquor licenses                        120,000       120,000
                                        ----------   -----------
                                           342,583       342,583
    Less accumulated amortization         (199,302)     (183,217)
                                        ----------   -----------
                                       $   143,281  $    159,366
                                        ==========   ===========
                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997


NOTE 8. NOTES PAYABLE, STOCKHOLDERS AND DIRECTORS

                                         August 31,  February 28,
                                             1997         1997
                                         ----------   -----------

   Notes payable various stockholders;
   interest at 12%, due July 31, 1996 $    200,000   $    200,000
   Other                                   143,600         81,999
                                         ---------       --------
                                       $   343,600    $   281,999
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

Annual maturities of long-term debt at August 31, 1997 and for each of the succeeding five years and thereafter are summarized as follows:

    Twelve months ending August 31:

          1998                    $   1,967
          1999                        2,151
          2000                        2,353
          2001                        2,574
          2002                        2,815
          Thereafter                276,015




                   VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997


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


NOTE 11. ACCRUED LIABILITIES, OTHER
                                        August 31,  February  28,
                                             1997         1997
                                        ----------   -----------
     Accrued interest-
       Director-stockholders         $   130,527  $    113,573
     Accrued dividends                   131,250        78,750
     Accrued salaries officers            82,930       115,000
     Accrued consulting fees             266,299       182,325
     Accrual re lawsuit settlement        54,000           -0-
     Other accrued liabilities            25,602        75,311
                                       ---------     ---------
                                     $   690,608   $   564,959
                                       =========     =========








                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997



NOTE 12.  COMMON STOCK

The following is an analysis of the number of shares of common stock issued and outstanding during the years:

Balance, February 29, 1996                          44,206,068
Stock issued for services                            7,000,000
Stock issued in exchange for shares of The Trade
  Group, Inc.                                        3,200,000
                                                    ----------
Balance, February 28, 1997                          54,406,068

Stock issued for services                            2,400,000
                                                    ----------
Balance, August 31, 1997                            56,806,068
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








                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997



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



                  VALUE HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997


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



               VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997


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

At August 31, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $ 12,000,000 which expire at various years to 2010.


NOTE 18. RELATED PARTY TRANSACTIONS

Advances and Other Receivables Due from Stockholder

As of August 31, 1997 and February 28, 1997, the Company has a net receivable from a stockholder of $52,532 for reimbursement of certain costs and expenses incurred by the Company for the benefit of the stockholder.

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

The Company has accounted for its investment in Virilite at cost. The gain on the sale of the Libido license is being recognized on the installment method of accounting. Gain recognized for the nine months ended November 30, 1996 was $86,251. Deferred gain on the sale as of August 31, 1997 is of $86,251.








               VALUE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       AUGUST 31, 1997, AUGUST 31, 1996 AND FEBRUARY 28, 1997


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

NOTE 20: INVESTMENT IN FOREST HILL CAPITAL CORP.

On August 30, 1996 the Company converted its notes receivable from Forest Hill Capital Corporation (FHCC) totalling $1,610,426 and accrued interest of $83,771 into common shares of Forest Hill Capital, representing a 42.5% interest in FHCC. In April, 1997, the Company sold 60,000 shares of FHCC to raise funds for operations and realized a loss of $23,611. During its second fiscal quarter FHCC issued additional shares of common stock to some creditors for debt settlement. During the quarter ended May 31, 1997, the Company's interest in FHCC was reduced to 35.34%, when the Company sold some of its shares in FHCC and FHCC issued some additional common shares for debt settlement.

















              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Equity in Income of Unconsolidated Subsidiaries

On August 31, 1996, the Company acquired a 42.5% interest in Forest Hill Capital Corp. (FHCC), a company that operates a chain of retail optical stores throughout Canada. This percentage was reduced to 35.34% during the quarter ended May 31, 1997 when the Company sold some of its stock in FHCC, and FHCC issued additional common shares for debt settlement (see note 20).Equity in earnings of Forest Hill for the three and six months ended August 31, 1997 was $(138,041) and $46,102, respectively.

The Registrant entered a joint venture agreement with Family Steakhouses of Miami, Inc. in fiscal 1995. Under this agreement, a new company Camfam, Inc., 51% owned by the Registrant, was set up to manage one of the Registrant's existing restaurants as well as to convert Sizzler restaurants owned and operated by Family into the Camis format. During fiscal 1996 Camfam operated a restaurant in West Miami. On June 1, 1996, this operation became subject to the licensing agreement. The results of this operation through May 31, 1996 was accounted for by the Registrant on an equity basis of accounting, resulting in a credit to income of $24,349 for the three and six ended August 31, 1996.

Restaurant Operations - Licensing Fees

Effective June 1, 1995, the restaurant operations were licensed to Family Steakhouses of Miami, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales. Licensing fee revenues for the three months ended August 31, 1997 and 1996 were $79,790 and $66,074, respectively; and $166,837 and 130,677 for the six months in 1997 and 1996, respectively.

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

Interest and other

Other income for the three and six months ended August 31, 1997 and 1996 consists mainly of interest accrued on notes receivable.

COSTS AND EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended August 31, 1997 were $33,118, compared to $100,138 for the same period in 1996. Selling, general and administrative expenses for the six months ended August 31, 1997 were $199,099, compared to $662,699 for the same period in 1996. The decrease was due primarily to a reduction in overhead resulting from the licensing of the restaurant operations and higher professional and consulting fees in 1996 re pending acquisitions.

Other Charges

In addition to operating expenses the Registrant incurred interest expense and amortization of intangible assets and consulting agreements:

Interest expense for the three months in 1997 was $17,766, compared to $46,477 for the same period in 1996. For the six months, interest expense was $33,894 in 1997 compared to $63,154 for the same period in 1996. The decrease is due to the extinguishment of debt to shareholders late in 1996.

Amortization of goodwill and intangibles related to the restaurant operations for the three months in 1997 was $50,543 as compared to $96,654 in 1996, and for the six months was $101,085 in 1997 compared to $163,640 in 1996. The reduction is due to the write off at the end of fiscal 1996 of certain leaseholdings.

Amortization ofintangible assets relating to the beverage distribution operationof $28,113 and $48,468 for the three and six months ended August 31, 1996 is included in the loss from discontinued operations.

Other charges

Other charges for the six months ended August 31, 1997 include $23,611 loss realized on the sale of shares of Forest Hills Corporation (See note 20) and for the three and six months then ended a charge of $85,000 re lawsuit settlement (See note 2) .




Other Income

Other income for the six months ended August 31, 1996 include $86,251 representing gain recognized on the installment basis of accounting for the sale of the Libido license to Virilite Neutracutical Corporation (See note 18). For the three and six months ended August 31, 1996, other income included $186,621 representing a gain on extinguishment of debt payable to shareholders.

Loss from discontinued operations

Loss from discontinued operations for the three and six months ended August 31, 1996 represent losses incurred during such quarter from the operations of the Company's beverage distribution division, which was disposed of on December 3, 1996 (Note 3).

Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock.

As of August 31, 1997, the Company had outstanding payroll and sales taxes payable for periods prior to 1995 in the amount of $1,079,824, including penalties and interest (see note 2 and 10). The Company is currently negotiating a settlement with the Internal Revenue Service and the Florida Department of Revenue.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended August 31, 1997.


















PART II - OTHER INFORMATION



    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company did not file any reports on form 8-K during the quarter ended August 31, 1997.












































              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
             FOR THE THREE MONTHS ENDED AUGUST 31, 1997
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: October 16, 1997           By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    President

DATE: October 16, 1997           By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer