Form 10KSB
period 1997-02-28
VALUE HOLDINGS INC
filed 1998-01-13
CIK 804191

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                          REPORT ON FORM 10-KSB

    /X/      Annual Report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

               FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997
                      COMMISSION FILE NO. 0-15076
              --------------------------------------------

    / /      Transition Report pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

        For the transition period from ________ to __________ .

                          VALUE HOLDINGS, INC.
                          --------------------
         (Exact name of registrant as specified in its charter)

(State of or other jurisdiction                  IRS Employer
of incorporation or organization):  Florida     Identification
                                                No.:  65-0377168

               Address of Principal Executive Offices
                     2307 Douglas Road, Ste 400
                        Miami, Florida 33145
                          (305) 447-8801

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.0001 per share
             ----------------------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X      No
                             ---         ----
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   /X/



The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of October 31, 1997 was approximately $0.01.

As of October 31, 1997, there were 56,806,068 shares of the Registrant's Common Stock outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE:  None.














































ITEM 1. BUSINESS:

GENERAL DEVELOPMENT OF BUSINESS

From 1986, the Company had been in the business of developing and selling computer software and publishing a real estate newsletter and Spanish language tabloid newspaper. The Company s computer software operations were terminated in 1990. The Company s publications were never profitable and by 1990, the Company s publishing operations had been significantly curtailed. As of February 28, 1993, the Company had discontinued all of its publishing business.

In February 1993, the Company s shareholders approved the re-incorporation of the Company from the State of Delaware to the State of Florida. A merger to effect the reincorporation was completed on March 11, 1993.

On August 30, 1991, the Company, through its newly-formed subsidiaries, purchased the assets and operations of Seashells, Inc. ( Seashells ) and its subsidiaries (the Seashells Assets ). Seashells was organized as a Florida corporation in June 1986 with a view towards operating a chain of seafood restaurants in South Florida offering quality seafood products at reasonable prices in a family style setting.

In the fall of 1994 the Company retained a financial consultant to advise it on the management and viability of the Company. As a result of the consultant s advice, the Company decided to restructure and change direction by becoming a holding company that would acquire independent businesses with solid market niches. The current emphasis of the Company is on its restaurant holdings.


THE RESTAURANTS

The first result of the Company s decision to restructure its operations was to restructure its restaurant operations as described below. The restaurants are the core of the company s operations and have been experiencing increasing revenues.

At February 28, 1997 the Company owned one full-service retail restaurant which was being managed by Family Steakhouses of Miami, Inc. ( Family ). The Company also received licensing fees based on the gross sales of four other restaurants (the Restaurants ) operated under a license from the Company by Family and located in Dade and Broward Counties, Florida. On the four licensed restaurants the Company receives a license fee equal to 3% of the gross sales.

On the one Company owned restaurant located in Pembroke Pines, Broward County, Florida the Company receives a license fee based on the following scale: on monthly revenues of less than $100,000 a license fee equal to 3% of sales will be paid; monthly revenues over $100,000 to $150,000 4% of all sales will be paid as a license fee; monthly revenues over $150,000 to $200,000 5% of all sales will be paid as a license fee; monthly revenues over $200,000 6% of all sales will be paid as a license fee.

The Restaurants feature quality, family style budget seafood and non-seafood products. The Restaurants operate under the name
 Cami's Seafood and Pasta but are known locally as just Cami s. The Restaurants have an informal atmosphere and offer a full compliment of prepared seafood items and a limited number of non-seafood items. The Restaurants stress high quality food and efficient, friendly service at affordable family prices. The Restaurants average single meal ticket price is $6.00 for lunch and approximately $12.00 for dinner.

During the fiscal year ended February 28, 1995, the Company opened an additional restaurant at the Holiday Inn Cocoa Beach resort.
Due to weak sales the Company closed this restaurant in January 1995. The Company has been in negotiations with Holiday Inn Cocoa Beach (the landlord) to release it from the lease or to agree to the assignment of the lease to a third party. In May, 1995, a claim for breach of lease was filed by the landlord against the Company. (See Legal Proceedings).

As a result of the decision to restructure its operations, the Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators. These licensing agreements would typically allow an existing restaurant chain or management team to convert and/or develop new restaurants utilizing the Camis format in return for a license fee payable to the Company based on a percentage of sales. As noted above the first such agreement was entered into by the Company on June 1, 1995 whereby its joint venture partner, Family, licensed the Camis Seafood and Pasta restaurant concept. Pursuant to the agreement Family assumed operation of the Cami stores located in Pembroke Pines and South Miami on June 1, 1995. The license agreements have since been renewed with FSH of Miami under the license structure noted above.

The Company agreed to place a sum from licensing fees payable to it equal to 1% of monthly sales into an escrow account to be used for future development materials. Such materials are to be developed by Family but belong to the Company. The Company agreed to place a sum equal to 1/2% of monthly sales into an escrow account to be used for a national advertising fund, such advertising materials to be developed by the Company in conjunction with Family and belong to the Company. The agreement further calls for all future licensed units to pay a flat license fee of 3% of monthly sales as well as a fee equal to 1/2% of monthly sales to be designated for the national advertising fund. For these units the Company agreed to place a sum equal to 1% of monthly sales into a escrow account to be used for future development materials. Finally, the Company granted Family exclusive licensing rights for the Camis concept in Dade and Broward counties.
The Company hopes to use this licensing agreement as a model for its future expansion. As yet it has not negotiated with nor entered into similar arrangements with any other party.

The South Miami and Pembroke Pines restaurants are located in strip shopping centers, while the North Miami, West Miami and Cutler Ridge operations are in stand alone buildings. A strip center location may become disadvantageous if a center loses one or more tenants, such as a major anchor. The resulting loss of foot traffic could adversely impact the restaurant operated in the mall ; however, the Company believes it has not, to date, experienced any loss of business in any such instance. The Company has not conducted nor sponsored any market research but, instead, has relied and will continue to rely on the judgment of its managers and consultants in identifying future restaurant sites. The Company seeks the best location, concentrating on (1) exposure to passing vehicular traffic, (2) easy access to major traffic arteries, (3) a population of 100,000 or more in a three-mile radius, and (4) a location within one-half mile of a national fast-food outlet such as McDonald's or Burger King.

The expansion of the Cami Seafood and Pasta restaurant concept is the center of the Company s plans for increasing revenue and income. The company is actively seeking other restaurant operators as partners to expand the number of stores using the licensing formula detailed above. There cannot be any assurance that the Company will successfully obtain other restaurant operations or partners to expand its restaurant operations.

Acquisition of Upper Canada Beverage Acquisition of Upper Canada
Beverage

As part of its continuing restructuring efforts, on November 30, 1995, the Company, acting through its majority owned subsidiary, Value Beverage Corp., a corporation formed under the laws of the Province of Ontario (the Purchaser ), acquired all of the issued and outstanding shares of The Trade Group, Inc., a corporation formed under the laws of the Province of Ontario ( Trade ), which in turn owned all of the issued and outstanding shares of Upper Canada Beverage Company, a Florida corporation ( UCBC ). The consideration paid for the shares of Trade was US$100,000 in cash and 2,400,000 shares of the Purchaser s Class A Shares valued at US$1.00 per share. The seller of the Trade shares was Anthony Pallante who was the President of the Company from May, 1995 to December, 1996. However, the amount of the consideration was determined by the provisions of a letter of intent that was entered into between the Company and Mr. Pallante through arm s length bargaining prior to the time that Mr. Pallante became the Company s President.

In connection with the closing of the purchase, UCBC changed its name to Consolidated Beverage Company ( Consolidated ) and now operates under that name. Consolidated is engaged in the business of selling and distributing beer and other alcoholic and non-alcoholic beverages in the United States and Canada. In September of 1995, the Company entered into a letter of intent with Connors Brewing Company of St. Catherines, Ontario to distribute beer brewed by Connors. Consolidated is now distributing the Connors beer through its distribution system. It has also entered into a letter of intent with Indian Motorcycle to manufacture and distribute a full line of beer and clothing accessories in Canada and the United States using the Indian Motorcycle trademark.

In connection with the purchase of the Trade shares, the Company and Mr. Pallante entered into an Exchange Agreement pursuant to which Mr. Pallante has the right to exchange his Class A Shares of the Purchaser for shares of the Company s Common Stock beginning on November 1, 1996 at the rate of one Class A Share for two shares of Common Stock. The exchange ratio is subject to adjustment in the event of certain transactions affecting the capital structure of the Company.

In addition, the Company, Mr. Pallante, the Purchaser, Trade and UCBC entered into a Unanimous Shareholders Agreement pursuant to which the parties agreed to certain matters relating to the governance of the Purchaser. Pursuant to the terms of this Agreement, the Company has the right to designate two of the Purchaser s three directors and Mr. Pallante has the right to designate the third director. Further, the Agreement provides, in accordance with the Business Corporations Act of the Province of Ontario, that the Purchaser may not take certain actions without the unanimous approval of its shareholders.

Upon Mr. Pallante s resignation on December 3, 1996 Consolidated was turned back to Mr. Pallante in exchange for his class A stock and the release of all other claims against the Company. The license for Indian Motorcyle was also canceled as Consolidated was unable to meet its obligations under the license agreement.


OTHER RESTRUCTURING ACTIVITIES

Forest Hill Capital

In December, 1995, the Company purchased for Canadian $250,000 (US$185,185), 14% of the shares of Forest Hill Capital Corporation, a Canadian public company. Forest Hill has four operating divisions: optical retailing, practice management, managed care and nutritional health. Forest Hill has 70 locations in Hudson's Bay and Zeller's department stores across Canada.

In addition, the Company loaned $1,610,426 to Forest Hill during the fiscal year ended February 29, 1996. Of the total amount loaned, $840,000 was represented by Company CommonStock issued to creditors of a subsidiary of Forest Hill and $770,426 in cash was advanced for working capital purposes. Forest Hill used the cash to liquidate outstanding debt and pay trade creditors.
On August 31, 1996 the Company and Forest Hill agreed to convert the outstanding debt to the Company into common stock of Forest Hill. As the result of that transaction the Company now owns approximately 4,290,000 shares of Forest Hill s common stock which trades on the Canadian Dealing Network, trading symbol (FHCC). As of September 31, 1997 Forest Hill has 11,882,834 shares outstanding.

Forest Hill Capital Corporation (Forest Hill) is a holding company formed to develop and acquire profitable businesses in the health
care industry.   Forest Hill has separate operating divisions in
Retail Optical, Practice Management, Managed Care and Nutritional
Health.

Through its Retail Optical Division the Company holds the license to operate Bay Optical, retail optical locations in selected Bay department stores across Canada. The Bay (Hudson s Bay Company), in business for more than 325 years, is Canada s oldest department store and operates over 100 locations from coast to coast. Forest Hill currently licenses 57 Bay Optical locations across Canada, with the opportunity to open more.

Since October 1996, Forest Hill, through its wholly owned Optivest Associates, Inc., subsidiary, has sub-licensed 30 of its Bay
Optical units to investors. Optivest Associates Inc. ( OAI ) holds the master license to operate retail optical locations in selected Bay department stores across Canada under the name The Bay
Optical.

Hudson s Bay Company ( HBC ) has agreed to provide its consent to OAI to permit sub-licenses to be granted by OAI to purchaser corporations as described below. However, HBC has not participated in the development of the retail optical business opportunity.

The sub-license agreement is subject to HBC s right to cancel such license on 60 days written notice. A limited number of purchasers have been given the opportunity to purchase the assets and related goodwill of a Bay Optical retail store, to enter into a sub-license agreement for a period of up to seven years and to earn a return on their investment.

OAI, at its cost, provides a newly incorporated Company to the purchaser. OAI pays all other costs of closing, including any sales commissions. The purchaser is responsible for any costs pertaining to use of their own legal and financial advisers. The purchaser (
( the Owner ), through a corporation set up by OAI, purchases from OAI, the store assets and goodwill ( Purchased Assets ) of a Bay Optical location for $230,000 plus a lender s fee of $3,550 (Canadian Dollars), for a total purchase price of $233,550 (Canadian Dollars). The Purchased Assets will include, without limitation, optical equipment, furniture, fixtures and capital improvements. The Owner makes an application for sales tax and GST exemption for this purchase. The Owner enters into an exclusive contract with the Manager to operate and manage the retail Bay Optical store. Eyeworld Professional Management Group Inc., another wholly owned subsidiary of Forest Hill and an affiliated company of OAI, has been appointed the Manager to operate all Bay Optical store locations on behalf of OAI. To finance the purchase described herein, the Owner will provide OAI with a promissory note (Note #1), conditional on credit approval, in the amount of $178,550, carrying an interest rate of 8.75% per annum, calculated semi-annually. Repayment terms of Note #1 are to include blended monthly payments of principal and interest of $2,836.11 over a 7 year period. Loan payments will be made for the Owner by the Manager to OAI from store cash flow. In the event there are insufficient proceeds to meet the Owner s obligations under Note #1, the Manager will pay to the Owner an amount sufficient to enable the Owner to meet its obligations under Note #1. In providing Note #1, the shareholder of the Owner will be required to provide a personal guarantee on behalf of the Owner in the amount of $44,638, which guarantee shall remain in place until Note #1 has been repaid. Assuming a marginal tax rate of 50%, the guarantor s after tax out of pocket liability in the event of default is approximately $27,899.

OAI, at its option within a five month period from closing, reserves the right to refinance Note #1 with a Small Business Loan
 SBL ) arranged through a financial institution. By executing an Agreement of Purchase And Sale, the Owner covenants to co-operate in such refinancing. The interest rate and term of the SBL are subject to change. OAI will absorb any costs with respect to any such change. The SBL may be insured by the lender at the Owner s cost. The balance of the purchase price, $55,000, will be financed through a second promissory note ( Note #2 ) from the Owner, payable to OAI, carrying an interest rate of 6% per annum. Repayment terms of Note #2 are interest only, monthly, in the amount of $275, with principal repayment at the end of the seven year term. Loan payments will be made for the Owner by the Manager to OAI from store cash flow. In the event there are insufficient proceeds to meet the Owner s obligations under Note #2, the Manager will pay to the Owner an amount sufficient to enable the Owner to meet its obligations under Note #2. There is no personal guarantee required on Note #2. The Owner is required to sign a first ranking General Security Agreement ( GSA ) for the notes in favor of OAI and/or the lending institution once replacement financing is arranged . OAI will postpone its GSA in favor of the new financing. The Owner will receive a monthly payment from the Manager in the amount of $600 for a seven year period, plus a final payment of $69,600 in the 84th month. An annual financial statement for the business will be provided to the Owner at the Manager's expense for purposes of income tax reporting.

The Practice Management division manages optical practices on behalf of vision care of Forest Hill practitioners, which include
15 Zellers Vision Centre stores for B&N Vision Associates, and 30
Bay Optical stores which have recently been sublicensed.

Forest Hill s Managed Care Division is being readied for launch in the first half of this year and will provide various supplementary health services which consumers require, but are no longer covered by public funds. These health services include dental, vision care, hearing and podiatry among others.

Through its Nutritional Health Division, Forest Hill owns 70% of the shares of Virilit Neutracutical Corp (VNC) [Value Holdings owns 10% of the shares of VNC separately], a company developing and marketing a line of functional food and beverage products in the United States and Mexico under the name Terbo.

These products contain a variety of proteins and nutrients directed at the health care market. Some the products will contain the dietary supplement Virilite, a protein derivative extracted from fertilized hens eggs which has been demonstrated in scientific studies to significantly increase in both men and women when ingested. This dietary supplement does not require FDA premarket approval before it is sold. The ingredient is covered under the Dietary Supplement Health Education Act of 1994 (DSHEA) which sought to eliminate the complicated patchwork of Federal regulation covering the nutraceutical and health supplement industry.
Further, the FDA has not published final labeling rules or requirements in the Federal Register. The company does however place the disclaimer mentioned in the DSHEA on its labels.

VNC began production of its first product, the apple-cinnamon granola TERBO Energy Bar with Virilite in August 1997. Advertising to support the product began in September 1997 with ad placements in USA Today, Playboy, Esquire and on the Howard
Stern Show. The bars were also featured in the Living Section of the Miami Herald on October 9, 1997.

VNC plans line extensions in early 1998 to include different flavored bars and a chocolate flavored drink mix. Additionally, the company has been approached by producers of television infomercials who wish to feature the product in a series of 30 minute TV segments in various US markets. VNC has not yet committed to any of these producers.



GOVERNMENTAL REGULATION

Restaurants are subject to state and local health and sanitation laws. In addition, the Company s operations are subject to federal, state and local regulations with respect to environmental and safety matters, including regulations promulgated by the U.S. Environmental Protection Agency ( EPA ) and the State of Florida Department of Natural Resources ( DNR ) concerning discharge into the air and water, as well as local zoning and health ordinances and regulations under the Federal Occupational Safety and Health Act. Management believes that it is in material compliance with applicable EPA and DNR regulations. In addition, the Restaurants are subject to and in material compliance with applicable state and local laws and regulations that require designated non-smoking areas. The Restaurants are also subject to the regulatory jurisdiction of the Alcoholic Beverage Control Board of the State of Florida with respect to such matters as the hours of service, handling of alcoholic beverages, service to customers and other matters. However, the Company believes that the operation of the Restaurants complies with all applicable regulations and that compliance does not have a material effect of the business of the Company.

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

In addition to the foregoing state regulations, the Federal Trade Commission (the FTC ) adopted rules and guidelines which became effective in October 1979. The FTC s Trade Regulation Rule on Franchising (the FTC Rule ) requires the Company to make certain disclosures to prospective franchisees prior to the offer or sale of franchises by use of a franchise offering circular. In addition to requiring the disclosure of information necessary for a franchisee to make an informed decision on whether to enter into a franchise relationship, the guidelines delineate the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with such FTC Rule constitutes an unfair trade practice under Section 5 of the Federal Trade Commission Act.

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

The Company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Significant numbers of the Company s food service and preparation personnel are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage would increase the Company's labor costs.

TRADEMARKS

The Company utilizes and is dependent upon certain federally-registered trademarks, Cami s Seashells, the Seafood Place and Cami s Seashells, the Seafood Place and Design, which were assigned to the Company by Seashells in February 1992, and a service mark, Cami s Express. The Company, in 1994 has also registered the trademark Cami s Seafood & Pasta. The Company is not aware of any party who could validly contest such marks.13

COMPETITION

The food service business is highly competitive and the Company s Restaurants and food processing operations currently compete and will compete with numerous other restaurants and food service operations, many of which possess substantially greater financial resources and more experienced personnel and management than does the Company.

The restaurant and food service business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, and for the restaurants, traffic patterns and the type number and location of competing restaurants.

In addition, factors such as inflation, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the food service industry in general and the Company s operations in particular.

ITEM 2.  PROPERTIES:

The Company s South Miami, Florida restaurant comprises 11,667 square feet in a strip shopping center. The lease, which was assigned to the Company, expired on March 31, 1997. The minimum monthly base rent was approximately $8,891 plus real estate, sales taxes and common area maintenance fees, the aggregate amount of which averages approximately $12,531 per month.

The lease for the restaurant and executive office space was not renewed upon its expiration and Family Steakhouse entered into a new lease for the South Miami restaurant, to which the Company is not a party.

ITEM 3.  LEGAL PROCEEDINGS:

In June 1994, a lawsuit was filed in the Circuit Court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of the Company or Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff sought damages in excess of $4,600,000, interest and attorneys fees, as well as an order declaring the purchase of assets void. The Company has settled this suit as of June 1997 for the sum of $75,000 to be paid over 16 months. The Plaintiffs will provide all Defendants with general releases and the Defendants will provide the Plaintiffs with general releases. In May 1995, a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company was filed by Holiday Inn of Cocoa Beach.

The Company and Cami Restaurant Corp. have filed a counterclaim for $500,000 for fraud in the inducement for entering into the lease.
Management of the Company intends to pursue this case vigorously.

The Company is currently a party to certain lawsuits brought in the ordinary course of its business. None of these lawsuits, in management's opinion, is material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS:

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1997.










                          PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company s Common Stock is currently traded in the over-the-counter market. The Company's Common Stock was traded on NASDAQ from November 20, 1992 until August 9, 1996 when the stock of the Company was removed therefrom. Prior to such time it was traded in the over-the-counter market on the Electronic Bulletin Board. The following table sets forth the high and low bid quotations for the Common Stock for the last two fiscal years. These over-the-counter market quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                               Common Stock
                                               ------------
                                           High             Low
                                           ----             ---

         December 1, 1994 -
         February 28, 1995                 $.46             $.21

         March 1, 1995 -
         May 31, 1995                      $.47             $.19

         June 1, 1995 -
         August 31, 1995                   $.56             $.17

         September 1, 1995
         November 30, 1995                 $.28             $.13

         December 1, 1995
         February 29, 1996                 $.28             $.09

         March 1, 1996 -
         May 31, 1996                      $.09             $.01

         June 1, 1996 -
         August 31, 1996                   $.10             $.01

         September 1, 1996 -
         November 30, 1996                 $.10             $.01

        December 1, 1996 -
         February 28, 1997                 $.10             $.01
- ----------------------

On September 31, 1997, the closing bid price of the Common Stock as quoted on the Bulletin Board was $0.01.

Due to the Company s financial condition and inability to file its 10-K on time for Fiscal 1996 the Company was delisted from the NASDAQ Market. Because of the Company s current financial condition there can be no guarantee or assurance that the Company can be relisted on the NASDAQ Market or that it will be able to attract market makers.
As of May 31, 1997, the Common Stock was held by approximately 1,467 stockholders of record. The Company believes that the number of beneficial owners of the Company s Common Stock is in excess of 1,600 individuals.

The Company has never declared any cash dividend on its shares of Common Stock.The Board of Directors may declare dividends on its Common Stock from time to time, although it does not at present have any intention to do so.

The Company is obligated to pay dividends of $0.10 per share on its outstanding shares of Series A Preferred Stock. Dividends in arrears for the year ended February 28, 1997 amount to approximately $75,000. This is in addition to the 1996 arrearage of approximately $75,000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Restaurant Operations

Restaurant sales for the year ended February 29, 1996 ( Fiscal
1996) of $1,232,547 represent sales for the period of March 1, 1995 to May 31, 1995. Effective June 1, 1995, the restaurant operations were licensed to Family Steakhouse of Miami, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales of less than $100,000, 4% of sales over $100,000 to $150,000, 5% of sales over $150,000 to $200,000, and 6% of sales over $200,000.
Licensing fee revenue for the fiscal year ended February 28, 1997 were $293,428. Licensing fee revenues for the period from June 1, 1995 to February 29, 1996 were $161,542.

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

For this purpose the Company has placed a sum equal to 1% of monthly sales into an escrow account with Family to be used for future development materials, and 1/2% of monthly sales into an escrow account to be used for a national advertising fund. Such materials are to be developed by the Company in conjunction with Family but belong to the Registrant. Future licensed units will pay a fee as a percentage of monthly sales to contribute to this fund.

As of the date of this report the Company has not negotiated with or entered into similar arrangements with any other party.

Equity in Income of Unconsolidated Subsidiaries

In December , 1995, the Company acquired a 14% interest in Forest Hill Capital Corp. (FHCC), a company that operates a chain of retail optical stores throughout Canada. During August of 1996, the Company converted a note receivable form FHCC into additional shares of common stock of that Company, increasing its equity to 40% (See note 4). Equity in earnings of Forest Hill for the fiscal year ended February 28, 1997 totalled $1,243,688.

Interest and Other Income

The Company entered a joint venture agreement with Family Steakhouse of Miami, Inc. (FSH) in fiscal 1995. Under this agreement, a new company Camfam, Inc., 51% owned by the Company, was set up to manage one of the Company s existing restaurants as well as to convert Sizzler restaurants owned and operated by Family into the Camis format. During fiscal 1996 Camfam operated a restaurant in West Miami. On June 1, 1996 the Company transferred its interest on CAMFAM to FSH for the net carrying value of its investment less a note payable to FSH of $43,500. After the transfer FSH continues operating the restaurant under a licensing agreement whereby they pay the Company a 3% licensing fee on gross sales. The results of this operation for the period of the joint venture was accounted for by the Company on an equity basis of accounting, resulting in a (charge) credit to income of $0 and $40,325, for fiscal 1997 and 1996 respectively.

Other income for fiscal 1997 and 1996 also include $94,711 and $51,130, respectively, of interest income on notes receivable.

COSTS AND EXPENSES

Cost of Restaurant Operations

Cost of restaurant sales for the period March 1, 1995 to May 31, 1995 represented 42% of sales. Payroll and related costs, occupancy, and other restaurant costs were 29%, 8% and 11% of sales respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended
February 28, 1997 were $1,080,568 compared to $1,471,579 for the same period in 1996. The decrease was due to a reduction in overhead resulting from the licensing of the restaurant operations.

Other Operating Expenses

Amortization of intangible assets for fiscal 1997 was $261,066 compared to $253,868 in 1996. This expense relates to the acquisition of the restaurant operations.

Amortization of the beverage distribution rights of $48,467 and $23,523 for fiscals 1997 and 1996 are included in loss from discontinued operations. In fiscals 1994 and 1995 the Registrant entered into a number of consulting agreements for professional services. These agreements were amortized over their term. The cost of such agreements in fiscal 1996 was $141,279.

During fiscal 1997, the Company was involved in the relocation of operations of its South Miami store (See note 5). On relocation the Company disposed of certain fixed assets and abandoned some leasehold improvemnets, resulting in a loss of $466,613.

Other charges

At year end, the Company wrote down its investment in Forest Hill
Capital Corp. to market based on current tarding prices. The write down resulted in a charge to income of $733,317.

Interest expense decreased from $98,633 in fiscal 1996 to $60,255 in fiscal 1997. The decrease was due to the reduction in notes payable.

The Company settled a lwasuit it was involved in (See note 2) in June of 1997 for $75,000. An accrual has been made as of February
28, 1997 to reflect the settlement.

The Company s disposition of its investment in a joint venture with Family Steakhouse of Miami (See Interest and Other Income above) resulted in a loss of $28,553.

Other Income

On February 24, 1995, the Company acquired all of the outstanding stock of Readyfoods Limited and certain affiliated companies. Readyfoods and its affiliates imported and processed poultry products for sale to retail chains, specialty stores and institutions in the Canadian and U.S. market. On October 31, 1995 the Registrant sold its interest in Readyfoods, Inc. realizing a net gain of $111,791 (See note 3).

On December 20, 1995 the Company executed an agreement with MPS International Food Works Incorporated obtaining a license for the product known as Libido for its marketing and distribution in the U.S. and Mexico. On February 29, 1996 the Registrant sold the license for the rights to Libido and realized a net gain of $215,627 which is being accounted for under the installment sales method. Recognized gain on sale of the license during fiscal 1997 and 1996 was $86,251 and $43,125 respectively (See note 4).

Loss form discontinued operations

Loss from discontinued operations include a $(917,283) loss realized on the disposition of the Company's investment in the Trade Group, Inc. (See note 3), plus losses resulting from the operation of this division for fiscals 1997 and 1996 of $(115,034) and $(105,056) respectively.

Gain on Extinguishment of Debt

During fiscal 1997, the Company recognized a credit to income of $186,621 from extinguishment of debt payable to former officers and directors of the Company. This amount consisted of $125,890 principal balance due, plus accrued interest of $60,731 (See note
21).

Liquidity and Capital Resources

The following table presents a summary of the Registrant's cash flows for the last two fiscal years:

                                        1997        1996

Net cash provided
 (required) by operating
 activities                         $(331,044)   $(511,674)

Net cash provided (used) by
 investing activities                 228,544     (222,978)

Net cash provided by
 financing activities                  93,828      750,338
                                     --------     --------
Net increase (decrease)
 in cash                           $   (8,672)   $  15,686
                                     ========     ========

The financial resources of the Registrant have been provided by cash flows from investing activities and loans from stockholders.

In fiscal 1997, the Registrant's operating activities generated a negative cash flow of $331,044 as compared to a negative cash flow of $511,674 in fiscal 1996.

Net cash provided by investing activities amounted to $228,544 in fiscal 1997, composed primarily of repayment of loans from affiliated companies and other. For fiscal 1996 net cash used by investing activities was $222,978, composed primarily of advances to related parties in the amount of $931,524, net of proceeds received on disposition of Readyfoods of $347,360 and cashing of certificate of deposit of $750,000.
Net cash provided by financing activities in fiscal 1997 amounted to $93,828 primarily from stockholders loans, compared to $750,338 in fiscal 1996.

In fiscal 1997 the Company raised an aggregate of $324,244 in loans from stockholders and repayment of monies loaned to affiliated companies and other. In fiscal 1996 the Company raised an aggregate of $1,721,623 from private placements. Net repayment of amounts borrowed from stockholders amounted to $223,815. The Company also repaid bank notes payable in the amount of $735,000 with proceeds from a matured certificate of deposit of $750,000.

The Company anticipates that it will, from time to time, borrow funds from its shareholders and other unrelated parties until it is able to secure alternate sources of financing as to which there are no assurances. The Company believes that all loans from stockholders were on terms comparable to those which would have been obtainable from a third party source, if such financing was available to the Registrant at the relevant times.

The Company will be required to secure additional capital for its operations and for working capital purposes. These funds will have to be raised either through borrowing, from the sale of securities and or from stockholders loans. No assurance can be given that the Registrant will be able to secure bank financing or such other financing on satisfactory terms or successfully effect the sale of securities in sufficient amounts to meet its capital requirements.

As of February 29, 1997, the Company had negative working capital of $2,548,889. Included in this amount was $1,079,825 of unpaid payroll and sales taxes, representing the unpaid balance of federal withholding and social security taxes for fiscals 1994 and 1995, together with penalties and interest; plus unpaid balance of state sales taxes for fiscals 1994 and 1995, together with penalties and interest (See note 11).

The Company has been paying payroll taxes for 1996 and delinquent sales taxes on a current basis. The Registrant has made an offer in compromise with the Internal Revenue Service and the Florida
Department of Revenue to fix a payment schedule for these balances.

The Registrant's current objective is to grow through the acquisition of other profitable businesses. The Company also plans to continue raising funds from private placements of its common stock.


Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as reflected in the consolidated financial statements, the Company has incurred net losses of $(1,976,584) in fiscal 1997, $(1,704,169) in fiscal 1996. In addition, the Registrant's consolidated financial position reflects a working capital deficiency of $2,546,889 at February 28, 1997. These conditions, absent successful effectuation of management's plans, raises substantial doubt as to the ability of the Registrant to continue as a going concern.

Management s plans with regard to these matters encompass the following actions:

1. Acquisition of new business

   The Company plans to make strategic acquisitions of other profitable businesses as the opportunities develop.

   On August 31, 1996, the Company acquired 42.5% interest in Forest Hill Corp., a company that operates a chain of retail optical stores throughout Canada. At February 28, 1997, the Company owned approximately 40% of the common stokc of Forest Hill Capital.

2. Licensing of restaurant operations

   Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator. The Company expects that its licensing agreement should result in the net cash flows from operating activities over the term of the agreement.

3. Stockholder financing

   Certain stockholders of the Company have provided financing by means of debt financing. The Company expects that these stockholders will continue to provide financing for the Company,

   by means off additional debt or equity financing.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the Financial Statements set forth in F-1 through F-24 hereof which are hereby incorporated herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND

   FINANCIAL DISCLOSURE

   The Company s Current Reports on Form 8-K dated May 6, 1997 and May 9, 1997 reporting a change of accountants are incorporated by reference.




                         PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following persons are the executive officers and directors as of October 31, 1997.


  Name                    Age           Position
  ----                    ---           --------

Alison Rosenberg Cohen    31            Interim President,
                                        Vice President-Marketing
                                        and Director

Eugene Bialys             61            Director

Ida Ovies                 39            Chief Financial Officer

Jeffrey Kurtz             49            Director




All directors hold office until the next annual meeting of shareholders and the election and qualification of their successor.

Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Anthony M. Pallante was elected President, Chief Executive Officer and Director of the Company in May 1995. Mr. Pallante resigned his positions with the company on December 3, 1996 as reported on Form
8-K on December 10, 1996 and incorporated herein by reference.

Alison Rosenberg Cohen was named President of the Company in September 1991 and had served in such capacity until May 1995 when she stepped down to become Vice President of Marketing. On December
3, 1996, upon s Mr. Pallante s resignation as president of the Company. Ms. Cohen was elected as interim president. She was elected a Director of the Company in June 1990. From 1988-1991 Ms.
Cohen held various positions with the Company and with its predecessor, Seashells, Inc. Ms. Cohen graduated from the University of Miami in 1988 with a B.S. in advertising and marketing. She is the daughter of Leonard Rosenberg, a former officer and director of, and now a consultant, to the Company.

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

Jeffery Kurtz is the Chairman and President of Forest Hill Capital
Corporation of which the Company owns approximately 4,290,000 shares of common stock. Previously, Mr. Kurtz was the C.E.O. Of the Bayview Group, Inc., a position he held for approximately 10 years. Mr. Kurtz started his career with the accounting firm of Lavanthal and Horvath.

Dino Genise was elected a Director of the Company in June 1994 and resigned as a director of the corporation on November 19, 1996 as reported on Form 8-K incorporated herein by reference.


ITEM 10.         EXECUTIVE COMPENSATION.

During the fiscal year ended February 28, 1997, only Anthony
Pallante received compensation in the form of salary and/or bonus in excess of $100,000. The following table sets forth certain information with respect to compensation for services paid by the Company for the past three fiscal years to or on behalf of the Company's executive officers who were executive officers at February 28, 1997. In addition, the table below sets forth the anticipated compensation to be paid to the Company's executive officers in Fiscal 1997.



                Summary Compensation Table
                --------------------------

Name and Principal   Fiscal
  Position           Year-                         Other Annual
                      End     Salary    Bonus      Compensation
-----------------   ------    ------    -----      ------------

Anthony Pallante,    1997   $115,000
 President           1996   $ 39,000               $ 12,000(1)

Alison Rosenberg     1997   $ 39,850
 Cohen, Vice         1996   $ 37,500   $  2,100(3)
 President

Francis Bonilla,     1996   $  9,000       $900(2)
 Secretary           1995   $ 36,000   $  3,600(2)

Ida Ovies, Chief     1997   $ 20,000
 Financial Officer   1996   $  9,320




                Summary Compensation Table
                --------------------------

Name and Principal   Fiscal        Awards           Payments
  Position           Year-  Restricted Options        LTIP
                      End     Stock    /SARS        Payments
-----------------   ------    ------    -----      ------------

Anthony Pallante,    1997
 President           1996

Alison Rosenberg     1997
 Cohen, Vice         1996
 President

Francis Bonilla,     1996
 Secretary           1995

Ida Ovies, Chief     1997
 Financial Officer   1996


--------------------


(1) Represents medical insurance payments in the amount of $6,000 and Car allowance in the amount of $6,000.

(2) Represents medical insurance payments in the amount of $3,600.

(3) Automobile allowance of $700 per month.


The only employment agreement between the Company and any of its officers or directors is an Employment Agreement between the Company and Mr. Pallante dated November 29, 1995, pursuant to which
Mr. Pallante was to be employed for period ending on December 31, 1998. This agreement was terminated upon Mr. Pallante s resignation in December 1996.


Stock Option Plan

On March 30, 1994, the Board of Directors of the Company adopted its 1994 Employee Stock Option Plan (the "Plan") and directed that a proposal approving the adoption of the Plan be submitted to a vote of the shareholders of the Company at its next Annual Meeting.

The Plan was approved by the shareholders at the Annual Meeting held on July 29, 1994.

Under the Plan, awards of options to purchase shares of Common
Stock may be granted to eligible employees, including officers and directors who are employees, of the Company or its subsidiaries
(collectively,  employees ).  The Board of Directors adopted the
Plan in order to provide a special incentive to officers and other key employees to remain in the employ of the Company and its subsidiaries and to maximize their efforts to promote successful conduct of the Company's business, by increasing their personal interest in the continued success and progress of the Company. The
Plan is also intended to aid the Company and its subsidiaries in attracting persons of outstanding ability to become employees.

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

The Plan is administered by the Stock Option Committee of the Board of Directors of the Company, or such other committee as the Board may in the future appoint, which shall be comprised of at least two persons (the Committee ). Each member of the Committee shall be a member of the Board of Directors who, during the one year period prior to service on the Committee, was not, and during such service is not, granted or awarded equity securities (as defined in Rule
16a-1 under the Securities Exchange Act of 1934, as amended (the
Exchange Act ) pursuant to the Plan or any other plan of the Company or any of its affiliates, is such grant or award or participation is such plan would prevent such member from being a disinterested person with respect to the Plan for purposes of Rule 16b-3 under the Exchange Act ( Rule 16b-3 ). The members of the committee are Eugene Bialys and Jeffrey Kurtz.

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

Options granted pursuant to the Plan may be either incentive stock options ( Incentive Options ) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code ), or nonqualified stock options ( Nonqualified Options ) which do not qualify under Section 422. The Committee is authorized to determine whether an option is an Incentive Option or a Nonqualified Option.

The exercise price of all options granted under the Plan will be fixed by the Committee, and may be more than, less than or equal to the fair market value of the shares of Common Stock on the date the option is granted, except that, for Incentive Options, the exercise price must be at least equal to 100% of the fair market value of the Common Stock on the date the Option is granted, and for Incentive Options granted to a person who owns more that 10% of the total combined voting power of all classes of stock of the Company at the time the option is granted ( a 10% shareholder ), the exercise price must equal at least 110% of the fair market value of the Common Stock at the time the option is granted.

The term of each option will be fixed by the Committee at the time of grant, but no Incentive Option granted under the Plan may be exercisable for longer than ten years (five years in the case of Incentive Options held by 10% stockholders) from the date it is granted. Options may be exercised in whole or in part at any time or only after a period of time or in installments, as determined by the Committee at the time of grant, and the exercisability of options may be accelerated by the Committee. If an otherwise qualifying Incentive Option becomes exercisable for the first time in any one year for shares having a value in excess of $100,000 as of the date of the grant, the portion of the Incentive Option in respect of such excess shares will be treated as a Nonqualified
Option.
The Committee will establish the procedures for the exercise of an option. The method of payment of the exercise price of any option, and of the amount required to satisfy applicable Federal, state and local withholding tax requirements, will be determined by the Committee and may consist of cash, check, promissory note, the surrender of already owned shares of Common Stock, the withholding of shares of Common Stock issuable upon exercise of such option, delivery of a properly executed exercise notice and irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds required to pay the exercise price, any combinations of the foregoing methods of payment or such other consideration and method of payment as may be permitted for the issuance of shares under the Florida Business Corporation Act. The permitted method or methods of payment of the option exercise price and applicable withholding taxes, if other than in cash, shall be set forth in the agreement relating to the grant and may be subject to such conditions as may be necessary to comply with the requirements of Rule 16b-3 for relief from the short-swing trading prohibitions of Section 16(b) of the Exchange Act.

Shares of Common Stock surrendered in payment in whole or in part of the option exercise price and applicable withholding taxes, and shares of Common Stock issuable upon exercise of an option that are withheld for such purposes, will be valued at their fair market value on the date of exercise. In general, fair market value is determined by reference to the last sale price for shares of Common stock as reported on the National Association of Securities
Dealers, Inc. Automated Quotation System ( NASDAQ ) on the relevant date. If the holder of an option elects to have shares withheld in payment of all or part of the amounts payable upon exercise of an option and such election is made during a ten day window period following the release of quarterly or annual statements of the Company's sales and earnings in order to comply with the requirements of Rule 16b-3, then for purposes of valuing the shares withheld, the option (other than an Incentive Option ) will be deemed to have been exercised on the date during such window period on which the highest last sale price of a share of Common Stock is reported on NASDAQ, and the fair market value of such shares shall be deemed to be such highest last reported sale price. The
Committee will have the right in its sole discretion to approve or disapprove any election by the holder to have shares withheld to pay the option exercise price or withholding taxes.

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

Such a transaction would include without limitation the following:
(a) the acquisition by any person or entity (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or any subsidiary) of securities representing 20% or more of the combined voting power of the Company s outstanding securities; (b) during any period of two consecutive years, the individuals who at the beginning of such period constitute the Board of Directors of the Company cease to constitute at least a majority of the Board of Directors, unless the election of each director was not a director at the beginning of such period was approved in advance by the directors representing at least two-thirds of the directors then in office who were directors at the beginning of such period; (c) the Company s agreeing to merge or consolidate with or into another corporation or other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent not less than 80% of the combined voting power of the voting securities of the Company or surviving corporation or entity outstanding immediately after such merger or consolidation; (d) the Company's agreeing to sell, lease, exchange or otherwise dispose of all or substantially all of its assets; (e) the adoption of any plan to liquidate or dissolve the Company.

Unless otherwise provided by the Committee in the agreement relating to a grant of options, the Committee has the discretion to determine that any or all outstanding stock option granted pursuant to the Plan will not vest or become exercisable on an accelerated basis in connection with any change in control of the Company which has been approved by the Board of Directors, if action that, in the opinion of the Committee, is equitable and appropriate is taken by the Board of Directors or by the surviving or acquiring corporation or etity, as the case may be, to assume such grant or substitute a new grant or other consideration therefor, and in order to make such assumed or new grant, as nearly as may be practicable, equivalent to the old grant, taking into account the kind and amount of securities, cash or other assets into or for which the shares of Common Stock may be converted or exchanged in connection with the approved change in control of the Company.

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

GRANT OF OPTIONS

As of February 28, 1997, the following options have been granted pursuant to the provisions of the Plan. None of such options have been exercised.



                Incentive    Non-qualified   Date of   Exercise
 Name            Options       Options        Grant     Price
-----------     ---------    -------------  --------   --------
Alison Rosenberg
 Cohen             -0-         200,000       2/23/95    $ .25
John Cami          -0-         100,000       2/23/95    $ .25
Richard Cami       -0-         100,000       2/23/95    $ .25
Frances Bonilla    -0-          50,000       2/23/95    $ .25
Ida Ovies          -0-          50,000       2/23/95    $ .25
Brenda Sepulveda   -0-          50,000       2/23/95    $ .25
Holly Leinwand     -0-          50,000       2/23/95    $ .25




ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company
 s Common Stock beneficially owned as of May 31, 1997 by (i) the owners of more than five percent (5%) of the Company s Common
Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common
Stock owned by all officers and directors as a group:



 Name and Address of      Number of Shares of       Percentage of
  Beneficial Owner (1)      Common Stock            Common Stock

 ------------------       ------------------        -------------
 Anthony M. Pallante          3,200,000                5.88%

 Alison Rosenberg Cohen (2)     500,000                0.09%

 Eugene Bialys (3)              333,000                0.67%

 Francis Bonilla (4)             50,000                0.01%

 Ida Ovies (5)                   50,000                0.01%

 All Executive Officers and
   Directors as                 933,000                0.18%
    a Group
 (4 persons) (6)





(1) The address for all officers and directors of the Company is c/o Value Holdings, Inc., 2307 Douglas Road, Ste 400, Miami,
Florida 33145.


(2) Includes 110,000 shares of Common Stock beneficially owned by Alison Rosenberg Cohen and 390,000 options to purchase shares of Common Stock which are immediately exercisable.

(3) Includes 83,000 shares of Common Stock beneficially owned by Eugene Bialys and 250,000 options to purchase shares of Common
Stock which are immediately exercisable.

(4) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(5) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(6) Includes 193,000 shares of Common Stock and 990,000 options to purchase shares of Common Stock immediately exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During fiscal 1995, Seashells, a shareholder of the Company, returned to the Company 615,036 shares of Common Stock that it had previously owned. Seashells was indebted to the Company s subsidiary (Cami Restaurant) in an amount equal to $376,954 and such shares were returned in consideration of forgiveness of such debt. The stock was reported by the Company at its fair value equal to $307,518 ($.50 per share) and such shares were retired.
There was a loss of $69,436 incurred on this transaction which was charged to expense in Fiscal 1995.

During fiscal 1995, 867,000 shares of Common Stock were issued in connection with conversions of certain loans owed by the Company.
One of such loans was in the amount of $49,000 made by Konnazu
Investment Corp. ( Konnazu ), a shareholder of the Company. In connection with the conversion of such loan, the Company issued
Konnazu 346,800 shares of Common Stock. An additional $73,500 loan made by Tammuz Holding Inc. ( Tammuz ) to the Company was converted into 520,200 shares of Common Stock. Both of such loan conversions were made on September 29, 1994.

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

The Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 1993 with Holograph Investment Inc., ( Holograph
) an unaffiliated party.  Pursuant to the Preferred Stock Purchase
Agreement, which was subject to certain amendments to the Company's
Articles of Incorporation to authorize the issuance of shares of Preferred Stock, the Company agreed to issue and sell to Holograph, and Holograph agreed to purchase from the Company, 750,000 shares of newly created series of Preferred Stock, for a purchase price of $750,000.

On January 15, 1996, the Company entered into a Consulting
Agreement with Leonard Rosenberg, the father of Alison Rosenberg
Cohen, Vice President of the Company. Under the terms of the Consulting Agreement, Mr. Rosenberg is to provide advice to the Company with respect to management, marketing, strategic planning, corporate organization and structure and financial matters in connection with the operations of the businesses in which the Company is engaged. In return, the Company issued to Mr.
Rosenberg 1,500,000 shares of the Company s Common Stock and registered these shares for sale under the Securities Act of 1933.

A proposal to amend the Company s Articles of Incorporation was approved by the shareholders at the 1994 Annual Meeting of Shareholders. As a result, the Board of Directors created a series of Preferred Stock, consisting of 750,000 shares, known as Series
A Preferred Stock  and issued all of such shares of Series A
Preferred Stock to Holograph. The Series A Preferred Stock does not have any voting rights, except as may be otherwise required by law. A dividend of $.025 per share will be paid on the Series A
Preferred Stock on a quarterly basis.  Each share of Series A
Preferred Stock has a preference on liquidation of the Company of $1.00 per share.

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








ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)  1. Financial Statements.

        (i) Reports of Independent Certified Public Accountants;

       (ii) Consolidated Balance Sheets as of February 28, 1997

      (iii) Consolidated Statements of Operations for the years ended February 28, 1997, February 29, 1996;

       (iv) Consolidated Statement of Stockholders' Equity for the years ended February 28, 1997, February 29, 1996;

        (v) Consolidated Statements of Cash Flows for the years ended February 28, 1997, February 29, 1996;

       (vi) Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules.

            None.

        (b) Reports on Form 8-K

           Current Reports on Form 8-K dated December 3, 1996 and
           May 6, 1997, May 9, 1997, September 18, 1997, October
           28, 1997

        (c) Exhibits Required by Item 601 of Regulation S-K.

           2 Agreement and Plan of Merger (Incorporated by
             reference to the Company s Proxy Statement dated
             January 18, 1993, filed with the Securities and
             Exchange Commission ( the Commission ) on January 18,
             1993

         2.1 Articles of Merger (Incorporated by reference to the Company s Form 8-K dated March 19, 1993, filed with the Commission on March 22, 1993).

           3 Articles of Incorporation, as amended (Incorporated by reference to the Company's Form 8-K dated March 19,
             1993, filed with the Commission on March 22, 1993).

         3.1 Bylaws of the Company, as amended (Incorporated by reference to the Company s Form 10-K for the fiscal year ended February 28, 1993) (the 1993 Form 10-K ).

           4 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company s Registration
             Statement on Form  S-1 (No. 33-61020) filed with the
             Commission on April 14, 1993 ( Form S-1 ).
         4.1 Form of Common Stock Purchase Warrant (Incorporated by reference to the 1993 Form 10-K).

         4.2 Common Stock Purchase Warrant to Gary D. Lipson dated
             February 23, 1993 (Incorporated by reference to the Company s Registration Statement on Form S-8 as filed with the Commission on March 10, 1993).

         4.3 Warrant dated February 8, 1994 to Gary Lipson
             (Incorporated by reference to the Company s Statement on Form S-8, Registration No. 33-77400).

         4.4 Warrant dated February 8, 1994 to Alison Rosenberg
             Cohen (Incorporated by reference to the Company s
             Statement on Form S-8, Registration No. 33-77400).
          10 Lease for the South Miami, Florida restaurant
             (Incorporated by reference to the 1993 Form 10-K).

         10.1 Lease for the West Miami, Florida restaurant
              (Incorporated by reference to the 1993 Form 10-K).

         10.2 Lease for the Pembroke Pines, Florida restaurant
              (Incorporated by reference to the 1993 Form 10-K).

         10.3 Lease for the Commissary (Incorporated by reference to the 1993 Form 10-K).

         10.4 Promissory Note dated August 30, 1991, payable to
              A.H. and R. Consultants, Inc. in the amount of $294,000 (purchase of Seashells assets)
              (Incorporated by reference to the Company s Form 8-K dated September 13, 1991).

         10.5 Agreement for Purchase and Sale of Assets with
              Seashells, Inc. Seashells I, Inc., Seashells II, Inc.
              Seashells IV, Inc. dated August 30, 1991 Incorporated

              by reference to the Company's Form 8-K dated
              September 13, 1991).

         10.6 Stock Option Plan dated August 13, 1986 (Incorporated by reference to the Company s Registration Statement on Form S-1, as amended, as filed with the Commission on March 13, 1989).

         10.7 Consulting Agreement between the Company and Leonard
              Rosenberg dated July 1, 1992 (Incorporated by reference to the Company s Form 8 as filed with the Commission on July 18, 1992 ( Form 8 ).

         10.8 Employment Agreement of Mr. Leonard Rosenberg
              (Incorporated by reference to the Company s Form 10-Q
              for the quarterly period ended November 30, 1992).
         10.9 Irrevocable Proxy for Seashells, Inc. In favor of the
              Directors of the Company dated August 30, 1991
              (Incorporated by reference to Exhibit 10.9 in Form
              S-1).

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


        10.12 Letter of Intent between the Company and Bi Allas
              Investment Corp. ( Bi Allas ) dated November 30, 1992
              (Incorporated by reference to the 1993 Form 10-K).

        10.13 Letter Agreement dated February 26, 1993, extending
              Letter of Intent between the Company and Bi Allas
              (Incorporated by reference to the 1993 Form 10-K).

        10.14 Conversion Agreement dated as of July 1, 1992, between the Company and Genesis Funding, Inc.
              ( Genesis ) (Incorporated by reference to Form 8).

        10.15 Promissory Note dated August 30, 1991, payable to
              Genesis in the amount of $181,337.50 (Incorporated by reference to the Form 8).

        10.16 Conversion Agreement dated as of July 1, 1992, between the Company and Elar Financial Services, Inc.
              ( Elar ) (Incorporated by reference to the Form 8).

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

        10.21 Renewal Promissory Note dated September 11, 1992, payable to Renee Rosenberg in the amount of $5,000
              Incorporated by reference to the 1993 Form 10-K).

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

        10.36 Share Purchase Agreement dated December 31, 1994 among Cyril Levenstein, Marilyn Levenstein, Steven
              Levenstein, Karen Sokoloff, Richard Levenstein, the
              Levenstein Family Trust (collectively, the Vendors) and the Company and Readyfoods Acquisition Corp., an Ontario corporation ( RAC ) (Incorporated by reference to Form 8-K dated February 24, 1995).

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

        10.42 Share Purchase Agreement dated March 13, 1995 among
              Arnold Unger, Renee Unger and the Unger Family Trust
              (collectively, the  Vendors ) and Excelle Acquisition
              Corp., an Ontario corporation ( EAC ) and the Company
              (Incorporated by reference to Form 8-K dated April 6,
              1995).

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

Dated:  Coral Gables, Florida

October 31, 1997

                                VALUE HOLDINGS, INC.


October 31, 1997               By: /s/ Alison Rosenberg Cohen
                                       Alison Rosenberg Cohen,
                                       Vice President



October 31, 1997               By: /s/ Ida Ovies
                                       Ida Ovies,
                                       Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed by the persons above in the capacities and on the dates indicated.




SIGNATURE                     DATE                     TITLE
----------                    -----                    -----


/s/ Alison Rosenberg Cohen   October 31, 1997       Vice President
    Alison Rosenberg Cohen                           and Director


/s/ Eugene Bialys            October 31, 1997       Director
    Eugene Bialys


/s/ Ida Ovies                October 31, 1997       Chief Financial

    Ida Ovies                                        Officer


/s/ Frances Bonilla          October 31, 1997       Secretary
    Farnces Bonilla














                        VALUE HOLDINGS, INC.

                        FINANCIAL STATEMENTS

               FEBRUARY 28, 1997 AND FEBRUARY 29, 1996









































                        VALUE HOLDINGS, INC.

                         TABLE OF CONTENTS


                                                           PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   F-1(1) -
                                                       F-1(4)

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                         F-2

Statements of Operations                              F-3

Statements of Stockholders' Equity                    F-4

Statements of Cash Flows                              F-5

Notes to Consolidated Financial Statements            F-6 to F-25





























          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Shareholders and Directors
Value Holdings, Inc. And Subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Value Holdings, Inc. ( the Company ) and its Subsidiaries as of
February 28, 1997, and the related consolidated statements of operations, shareholders equity and cash flows for the year in the period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Forest Hill Capital
Corporation, an equity-method investee of the Company, as of and for the year ended October 31, 1996. As of October 31, 1996, the
Company owned 40% of the issued and outstanding stock of this investee, which statements reflect total assets of $7,400,959
(U.S.) as of October 31, 1996, and total sales of $10,640,383
(U.S.), and net income of $1,712,713 (U.S.) for the year then ended. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the equity earnings of Forest Hill Capital Corporation recorded by the Company for the eight months ended October 31, 1996 is based solely on the report of the other auditors. The consolidated financial statements of the Company as of and for the year ended February 29, 1996, were audited by other auditors whose report dated July 26, 1996, expressed a qualified opinion on those statements due to significant risks and uncertainties.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Holdings, Inc. and its Subsidiaries as of February 28, 1997, and the consolidated results of its operations and its cash flows for the year in the period ended
February 28, 1997, in conformity with generally accepted accounting principles.


                          F1(1)
As more fully discussed in Note 2 to the consolidated financial statements, there are significant matters concerning the Company which raise substantial doubt as to the ability of the Company to continue as a going concern. Management s plans with regard to these matters are also described in Note 2 to the consolidated financial statements. In addition, as more fully discussed in the notes to the consolidated financial statements, the Company is involved in certain pending litigation as to which an estimate of the likelihood of an unfavorable result cannot be determined at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of these significant uncertainties.



/s/ INFANTE, LAGO & COMPANY
- ----------------------------------------
INFANTE, LAGO & COMPANY
Certified Public Accountants
Miami, Florida
Octoner 29, 1997
































                              F-1(2)
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Value Holdings, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Value Holdings, Inc. as of February 29, 1996, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended February 29, 1996. The financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

As more fully discussed in Note 2 to the consolidated financial statements, there are significant matters concerning the Company, including among other things, going concern considerations and payroll and sales taxes payable, which raise substantial doubt as to the ability of the Company to continue as a going concern.
Management s plans with regard to these matters are also described in Note 2 to the consolidated financial statements. In addition, as more fully discussed in Note 2 to the consolidated financial statements, the Company is involved in certain pending litigation as to which, in one matter in which the plaintiffs are seeking in excess of $4,600,000, there is a strong likelihood of an unfavorable result, although the range of potential loss cannot be estimated at this time, and, in several other matters, an estimate of the likelihood of an unfavorable result cannot be made at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.



                            F1(3)

/s/ CHADDERTON, GULISANO & COMPANY, P.A.
- ----------------------------------------
CHADDERTON, GULISANO & COMPANY, P.A.
Certified Public Accountants
Coral Gables, Florida
July 26, 1996














































                            F1(4)
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                           ASSETS
                           ------

                                                    February 28,
                                                       1997
                                                   -------------
CURRENT ASSETS
   Cash                                            $     7,014
   Accounts receivable                                  21,660
   Prepaid expenses and other assets                    12,433
                                                      ---------
         TOTAL CURRENT ASSETS                           41,107

INVESTMENTS IN AND ADVANCES TO AFFILIATES            2,477,765
DUE FROM FORMER STOCKHOLDERS                            52,532
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION                                           119,981
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES
   ACQUIRED, NET OF ACCUMULATED AMORTIZATION           722,500
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION     159,366
NOTE RECEIVABLE - AFFILIATE                            100,000
OTHER ASSETS                                            11,000
                                                    ----------
     TOTAL ASSETS                                 $  3,684,251
                                                    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
   Note payable, bank                             $     56,250
   Note payable, other                                  20,117
   Note payable, stockholders and directors            281,999
   Accounts payable                                    509,847
   Payroll and sales tax payable                     1,079,824
   Accrued liabilities, other                          639,959
                                                    ----------
     TOTAL CURRENT LIABILITIES                       2,587,996
                                                    ----------

DEFERRED GAIN ON SALE                                   86,251
LONG-TERM LIABILITY, STOCKHOLDER                       287,874




The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjuction with the accountant s reports.

                             F-2(1)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (CONTINUED)

STOCKHOLDERS' EQUITY
   Series A preferred stock, par value $.0001;
    20,000 shares authorized; 750,000 issued and
    outstanding at February 28, 1997
    at liquidation value                               750,000
   Common stock, par value $.001; 180,000 shares
    authorized;Issued and outstanding 52,806,068
    at February 28, 1997                                 5,440
   Capital in excess of par                         13,811,256
   Accumulated deficit                             (13,841,194)
   Currency exchange                                    (3,372)
                                                    ----------
     TOTAL STOCKHOLDERS' EQUITY                        722,130
                                                    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  3,684,251
                                                   ===========



























The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants reports.



                              F-2(2)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                       February 28,   February 29,
                                          1997            1996
                                       -----------    -----------
Revenues
 Restaurant sales                    $      -0-     $  1,232,547
 Equity earnings-unconsolidated
  subsidiaries                         1,243,688            -0-
 Licensing fee                           293,428         161,542
 Interest and other income                94,711          91,455
                                       ---------       ---------
                                       1,631,827       1,485,544
                                       ---------       ---------
Costs and Expenses
 Cost of restaurant sales                   -0-          551,082
 Cost of distribution sales                 -0-             -0-
 Payroll and related costs                  -0-          358,122
 Occupancy                                  -0-           84,777
 Other restaurant operating expenses        -0-           78,258
 General and administrative            1,080,568       1,471,579
 Depreciation                            143,624         201,975
 Amortization, intangible assets         261,066         253,868
 Amortization, consulting agreements        -0-          141,279
 Loss on disposition of assets on
  relocation of a restaurant             466,613            -0-
                                       ---------       ---------
                                       1,951,871       3,140,940
                                       ---------       ---------
Loss Before Other Income (Charges)      (320,044)     (1,655,396)
Other Income (Charges)
 Write down of investment in
  affiliate to market                   (733,317)           -0-
 Interest expense                        (60,225)        (98,633)
 Gain on disposition of
  unconsolidated subsidiary                 -0-          111,791
 Gain on sale of license to
  affiliated company                      86,251          43,125
 Litigation settlement                   (75,000)           -0-
 Loss on disposition of interest
  in investee                            (28,553)           -0-
                                       ---------       ---------
Loss From Continuing Operations       (1,130,888)     (1,599,113)
Loss From Discontinued Operations       (115,034)       (105,056)
Loss On Sale - Discontinued Operations  (917,283)           -0-
                                       ---------       ---------
Loss Before Extraordinary Item        (2,163,205)     (1,704,169)

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants reports.

                             F3(1)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                       February 28,   February 29,
                                          1997            1996
                                       -----------    -----------

Gain On Extinguishment Of Debt           186,621            -0-
                                       ---------       ---------
Net Loss                            $ (1,976,584)   $ (1,704,169)
                                       =========       =========

Weighted Average Number Of
  Shares outstanding                   50,151,273      24,008,102
Net Loss From Continuing
 Operations Per Share                    $  (0.01)       $  (0.07)
Net Loss From Discontinued
 Operations Per Share                    $  (0.02)       $    -0-
Net Loss Per Share                       $  (0.03)       $  (0.07)





























The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants reports.

                            F-3(2)

                       VALUE HOLDINGS, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                      Common Stock
                                 Preferred   Common    Conversion
                                   Stock     Stock       Rights
                                 ---------  --------   -----------
Balance, February 28, 1995     $  750,000  $    1,447   $ 4,535,000
Year Ended February 29, 1996:
 Issuance of common stock for
  Consulting services                             15
  Other services                                 948
  Ready Foods Acquisition-
   Standstill agreement with
    creditors                                    100
   Second Mortgage Financing                      60
 Issuance of common stock in
  private placements-
   Funds to loan Readyfoods                      400
   Working capital purposes                      383
   Funds loaned to affiliates                  1,067
 Issuance of common stock for
  services related to acquisition
  of subsidiary                                  100
 Cancellation of common stock
  and other effects of
  disposition of Readyfoods                      (100)
(4,535,000)
 Common stock conversion rights
  under exchange agreement                               1,180,000
 Dividends paid
 Amortization consulting agreements
 Issuance of stock to creditors
  of an affiliate
 Net Loss
                                 --------   --------   ----------
Balance February 29, 1996       $ 750,000  $   4,420  $ 1,180,000
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements                             700
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary                   320   (1,180,000)
 Note receivable from affiliate
  converted into stock
 Dividend accrued
 Currency exchange translation
 Net Loss
                                --------    -------    ----------
Balance February 28, 1997      $ 750,000  $   5,440  $      -
                                ========    =======    ==========
The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read
in conjunction with the accountant s report.                 F-4(1)

                         VALUE HOLDINGS, INC.
       CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (CONTINUED)
                                  Note       Capital
                                Receivable  In excess
                                Affiliate     of par     Deficit
                                ---------  ----------   ---------
Balance, February 28, 1995    $           $  9,133,971
$(10,053,157)
Ended February 29, 1996:
 Issuance of common stock for
  Consulting services                          14,985
  Other services                              852,037
  Ready Foods Acquisition-
   Standstill agreement with
    creditors                                  99,900
   Second Mortgage Financing                   59,940
 Issuance of common stock in
  private placements-
   Funds to loan Readyfoods                   590,853
   Working capital purposes                   389,617
   Funds loaned to affiliates               1,609,308
 Issuance of common stock for
  services related to acquisition
  of subsidiary                                24,900
 Cancellation of common stock
  and other effects of
  disposition of Readyfoods                   (99,900)
 Common stock conversion rights
  under exchange agreement
 Dividends paid                                            (32,284)
 Amortization consulting agreements
 Issuance of stock to creditors
  of an affiliate               (840,000)
 Net Loss                                              ( 1,704,169)
                                 -------   ----------   ----------
Balance February 29, 1996      $ (840,000)$12,675,611 $(11,789,610)
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements                          349,299
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary               786,346
 Note receivable from affiliate
  converted into stock          840,000
 Dividend accrued
 Currency exchange translation
 Net Loss                                               (1,976,584)
                                --------   ----------   ----------
Balance February 28, 1997      $    -     $13,811,256 $(13,766,194)
                                ========   ==========   ==========
The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read
in conjunction with the accountant s report.                 F-4(2)
                      VALUE HOLDINGS, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (CONTINUED)
                                    Deferred   Dividends
                                   Consulting  Preferred  Currency
                                   Agreement    Stock     Exchange
                                   ---------  ----------  ---------
Balance, February 28, 1995        $ (132,800) $           $
Year Ended February 29, 1996:
 Issuance of common stock for
  Consulting services                (15,000)
  Other services
  Ready Foods Acquisition-
   Standstill agreement with
    creditors
   Second Mortgage Financing
 Issuance of common stock in
  private placements-
   Funds to loan Readyfoods
   Working capital purposes
   Funds loaned to affiliates
 Issuance of common stock for
  services related to acquisition
  of subsidiary
 Cancellation of common stock
  and other effects of
  disposition of Readyfoods
 Common stock conversion rights
  under exchange agreement
 Dividends paid
 Amortization consulting agreements 147,800
 Issuance of stock to creditors
  of an affiliate
 Net Loss
                                   --------   ----------  ---------
Balance February 29, 1996        $           $           $
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary
 Note receivable from affiliate
  converted into stock
 Dividend accrued                               (75,000)
 Currency exchange translation                              (3,372)

Net Loss
                                  ---------   ---------  ---------
Balance February 28, 1997        $    -       $  (75,000) $ (3,372)
                                  =========   =========  =========

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read
in conjunction with the accountant s report.                 F-4(3)
                      VALUE HOLDINGS, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (CONTINUED)

                                                           Total
                                                        ----------
Balance, February 28, 1995                           $  4,234,461
Year Ended February 29, 1996:
 Issuance of common stock for
  Consulting services                                     852,985
  Other services                                          100,000
  Ready Foods Acquisition-
   Standstill agreement with
    creditors                                              60,000
   Second Mortgage Financing
 Issuance of common stock in
  private placements-
   Funds to loan Readyfoods                               591,253
   Working capital purposes                               390,000
   Funds loaned to affiliates                           1,610,375
 Issuance of common stock for
  services related to acquisition
  of subsidiary                                            25,000
 Cancellation of common stock
  and other effects of
  disposition of Readyfoods                             (4,635,000)
Common stock conversion rights
  under exchange agreement                              1,180,000
 Dividends paid                                            (32,284)
Amortization consulting agreements                        147,800
Issuance of stock to creditors
  of an affiliate                                         (840,000)
Net Loss                                                (1,704,169)

                                                       ----------
Balance February 29, 1996                             $ 1,980,421
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements                                      349,999
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary                           (393,334)
Note receivable from affiliate
  converted into stock                                    840,000
 Dividend accrued                                          (75,000)
Currency exchange translation                               (3,372)
Net Loss                                                (1,976,584)

                                                        ---------
Balance February 28, 1997                              $  722,130
                                                        =========


The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read
in conjunction with the accountant s report.                 F-4(4)
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        February 28,   February 29,
                                           1997           1996
                                        -----------    -----------
Cash Flows from operating activities:
 Net loss from continuing operations
  before extraordinary credit         $ (1,976,584)  $ (1,704,169)
 Adjustments to reconcile net loss
  from continuing operations to net
  cash provided by (used in)
  continuing operations:
   Extraordinary credit                   (186,621)          -0-
   Depreciation                            143,624        206,495
   Amortization, intangible assets
    and goodwill                           309,534        253,868
   Amortization, consulting agreement         -0-         141,279
   Loss on disposal of property
    &  equipment                              -0-           1,385
   Stock issued for services               350,000            -0-
   Gain on disposition of unconsolidated
    subsidiary                                -0-        (111,791)
   Recognized gain on sale of license
    to affiliated company                  (86,251)       (43,125)
   Equity in earnings of unconsolidated
    subsidiary                          (1,243,688)       (40,325)
   Write-down investment in
    unconsolidated subsidiary              733,317            -0-
   Loss on disposition of assets on
    relocation of restaurant               466,613            -0-
   Loss on disposition of investment
    in investee                             28,553            -
 Expenses paid by issuance of common stock
   Consulting services                        -0-         805,484
 Changes in working capital of continuing
 operations:
 (Increase) decrease in
   Loans to officer                           -0-          (7,351)
   Accounts receivable                     (40,122)       (34,163)
   Inventories                                -0-          31,780
   Prepaid expenses and other              (82,983)        82,117
 (Increase)decrease in
   Accounts payable                          4,399         60,201
   Accrued liabilities                     355,402       (294,000)
   Payroll and sales tax payable              -0-         119,507
  Other                                    (21,292)        21,134
                                          ---------     ---------
   Net cash provided by (used in)
     continuing operations               (1,246,099)      511,674
                                                        ---------
The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read
in conjunction with the accountant s report.                 F5(1)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                                        February 28,   February 29,
                                           1997           1996
                                        -----------    -----------
    Net cash provided by (used in)
     discontinued operations                915,055          -0-
                                          ----------     --------
    Net cash provided by (used in)
     operating activities                  (331,044)     (511,674)
                                          ---------      --------
Cash flows from investing activities:
   (Additions to) disposition of
     property and equipment                  1,500      (19,719)
   Cashing of certificate of deposit           -0-      750,000
   Advances to stockholders                    -0-       (1,509)
   Advances to affiliates through notes
    receivable                                 -0-     (931,524)
  (Addition) disposition of intangible
    assets                                     -0-      (81,167)
   Proceeds from disposition of
    unconsolidated subsidiary                  -0-      297,360
   Proceeds from sale of license to
    affiliated company                         -0-       50,000
   Investment in affiliates                    -0-     (286,419)
   Repayment of loans - affiliates         100,000          -0-
   Advances(repayments)-others             127,044          -0-
                                          --------    ---------
   Net cash provided by (used in)
    investing activities                   228,544     (222,978)
                                          --------     --------
Cash flows from financing activities:
   Proceeds from issuances of common stock     -0-     1,751,623
   Proceeds from stockholder borrowings     97,200          -0-
   Payments on bank and long-term bank         -0-     (743,681)
   Repayment of stockholder borrowings         -0-     (223,815)
   Dividends paid                              -0-      (32,285)
   Effect of exchange rate changes on cash  (3,372)      (1,504)
                                          --------    ---------
   Net cash provided by (used in)
   financing activities                     93,828      750,338
                                          --------    ---------
Net increase (decrease) in cash             (8,672)     15,686
Cash at beginning of the year               15,686         -0-
                                          --------    --------
Cash at end of the year                 $    7,014   $  15,686
                                          ========    ========

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                             F5(2)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                                        February 28,   February 29,
                                           1997           1996
                                        -----------    -----------


Supplemental disclosures of cash flow
information:
  Cash paid during the year for:
   Continuing operations               $    40,064     $   69,097
   Discontinued operations                    -0-            -0-


  Non-cash investing and financing
   activities:

   Stock issued for consulting
    services -
    Officer/ stockholder / director    $   350,000     $   75,000




























The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                             F5(3)
           Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Value Holdings, Inc. and Subsidiaries (the Company) is in the business of acquiring businesses with the goal of building well-run, independent subsidiaries who have solid market niches.
In addition to U.S. operations, several of the Company s subsidiaries are Canadian companies serving the Canadian market.

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s, The Seafood Place) primarily in South Florida
(Dade and Broward counties). On that date, the Company licensed the operations of the restaurants to an independent operator (See
Note 6).

As of February 28, 1997, the Company had a 40% interest in Forest
Hill Capital Corporation. Forest Hill operates a chain of retail optical stores throughout Canada. The Company accounts for its investment in Forest Hill Capital Corporation under the equity method of accounting for long term investments (See Note 4).

During November 1996, the Company disposed of its interest in a subsidiary that was involved in the distribution of beverage products (primarily beer and other alcoholic and non-alcoholic beverages) throughout the United States and Canada (See Note 3).

During October 1995, the Company sold its interest in a subsidiary, Readyfoods Acquisition Corporation (RAC), that was involved in poultry products for sale to retail chains, specialty stores and institutions in the Canada and U.S. markets (See Note 3).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in accordance with
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the
reported amount of revenues and expenses during the reported
period.  Actual results could differ from those estimates.     F-6
            Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Estimates that are particularly susceptible to change in the near term include the evaluation of the recoverability of goodwill and other intangible assets, and estimates of accrued penalties and interest on the payroll and sales taxes payable.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for major betterment and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense in the period the costs are incurred.

     COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED

Cost in excess of net assets of businesses acquired ( goodwill ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami s and The Seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 years.

It is the Company s policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management s plans with regard to future operations
(see Note 2), and represent management s best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company's investment in the goodwill and other long-lived assets.

INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years.

DEFERRED CONSULTING AGREEMENTS

The deferred charges represent costs incurred relating to consulting agreements, which were paid by the issuance of common stock, and are presented as a reduction of stockholders equity.
These costs are charged to operations over the life of the agreements (one to three years).
                                                               F-7
            Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOSS PER COMMON SHARE

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 50,151,273 and 24,008,102 shares in 1997 and 1996. All calculations of shares give effect to the reverse stock split in August 1992.

RECLASSIFICATION

Certain prior period amounts within the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2.   SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended February 28, 1997 and February 29, 1996 the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company has incurred net losses of $1,976,584 in 1997 and $1,704,169 in 1996.
In addition, the Company s consolidated financial position reflects a working capital deficiency of $2,546,889 at February 28, 1997.
Because of the Company s deteriorating financial condition, the Company was notified in August 1996 by NASDAQ Stock Market of its decision to delete the Company s securities from the exchange. The
Company has decided not to appeal the decision at the time and to re-apply at a later date.

The Company has a siginificant investment in an affiliate (See Note
4) which has generated twenty-seven percent of its revenues for the four months ended Febryary 28, 1997 from the sale ofoptical stores.
The majority of the stores have been sold as of February 28, 1997.
Future revenue is dependent upon the company developing more stores for future sale. The Company s financial ability to develop stores for futre sales cannot be determined at this time.

The Company has accumulated unpaid payroll and sales taxes payable of $1,079,825 at February 28, 1997 (see Note 11). It has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see Notes 6 and 7).

These conditions raise substantial doubt as to the ability of the
Company to continue as a going concern.                        F-8
            Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management s plans with regard to these matters encompass the following actions:

1.   Acquisition of business

In its effort to make strategic investments in other profitable businesses,  the Company acquired 14% of the shares of Forest
Hill Capital Corporation (FHCC), a Canadian public company for an investment of $185,185 (U.S.) (Canadian $250,000) during
December 1995.   During the year ended February 28, 1997, the
Company converted a note receivable from FHCC and stock originally issued to creditors of FHCC  for stock in FHCC.  As of
February 28, 1997, the Company owns approximately 40% of the outstanding common stock of FHCC.

2.   Licensing of restaurant operations

Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator. The Company expects that this licensing agreement should result in net cash flows from operating activities over the term of the agreement.

3.   Equity infusion from sale of securities

The Company plans to raise equity funds from private placements of its common stock, and plans to sell additional shares of common stock in a proposed public offering. From the proceeds of these anticipated public offering the Company plans to settle with creditors and continue to explore acquiring potentially profitable businesses.

4.   Stockholder financing

Certain stockholders of the Company have provided financing by means of debt financing. The Company expects that these stockholders will continue to provide financing for the Company by means of additional debt or equity financing.

The eventual outcome of the success of management s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                               F-9
            Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PAYROLL TAXES AND SALES TAXES PAYABLE

As more fully discussed in Note 12, the Company has recorded an aggregate liability of $1,079,825 as of February 28, 1997 for unpaid payroll taxes($657,294) and sales taxes payable ($422,531).
These taxes payable represent the unpaid balance of Federal withholding and social security taxes and state sales taxes for certain quarters of 1993 and 1994 that have been withheld and accrued by the Company, together with penalties and interest that were imposed by the taxing authorities as a result of non-remittance of these taxes.

The Company is currently negotiating with the Internal Revenue
Service and intends to settle the amount of the payroll taxes for an aggregate of approximately $250,000 which represents the Trust
Fund portion owed by the former officers of these Companies. The taxing authority is currently reviewing the proposal but have not come to a decision regarding the matter. The outcome of this liability cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PENDING LITIGATION

The Company is involved in a lawsuit filed in June 1994 in the Circuit Court for Dade County, Florida in which the plaintiff alleges that the Company s wholly-owned subsidiary, Cami Restaurant
Corp. and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff sought damages in excess of $4,600,000, interest and attorney's fees, as well as an order declaring the purchase of assets void.

This case was settled in June 1997 for $75,000 and the transfer of 500,000 shares of restricted stock of the Company.

The Company is also involved in a claim for breach of lease against
Cami Restaurant Corporation and for breach of guarantee against
Value Holdings, Inc.  Cami Restaurant Corp. and the Company have filed counterclaims.  Discovery in this case is proceeding.  Trial has been set and was continued.  A new trial date has not been rescheduled.  Management has engaged in settlement communications, to no avail.  Management is therefore defending this action and
pursuing its counterclaim.   An evaluation of the likelihood of an
unfavorable  result cannot be made at this time.


                                                               F-10
            Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   BUSINESS ACQUISITIONS AND DISPOSITIONS

The Trade Group

In accordance with the terms of a Share Purchase Agreement dated
October 27, 1995, the Company, through a newly established subsidiary, Value Beverage Corp. ( Beverage ), acquired all of the outstanding capital stock of The Trade Group, Inc. ( Trade ) and its wholly-owned subsidiary whose present name is Consolidated
Beverage Corp.  ( Consolidated ), which had been owned by Anthony
Pallante, the former president of the Company. Trade and Consolidated are in the business of selling and distributing beer and other alcoholic and non-alcoholic beverages in the United
States and Canada.

The Company disposed of its interest in The Trade Group, Inc.
during December 6, 1996. Losses from disposing and discontinuing this operation for the year ended February 28, 1997 amounted to $1,032,317 and has been reflected in the accompanying consolidated statement of operations.

Readyfoods

On February 24, 1995, the Company, through a newly established subsidiary, Readyfoods Acquisition Corp. ( RAC ), acquired all of the outstanding capital stock of Readyfoods Limited and certain affiliated companies ( Readyfoods ), which had been owned and controlled by Cyril Levenstein and his family members and trusts
(the Levenstein Group ). Readyfoods and its affiliated companies both import and process poultry products for sale to retail chains, specialty stores and institutions in the Canada and U.S. markets.

On October 31, 1995 the Company sold its interest in Readyfoods,
Inc. and realized a gain of $111,791 on the disposition.














                                                               F-11
            Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   INVESTMENTS IN AFFILIATED COMPANIES

  Investments in Affiliated Companies:                 1997
                                                     --------
  a) Forest Hill Capital Corporation              $ 1,422,611
  b) Virilite Neutracutical Corporation                68,746
  c) 660407 Alberta, Ltd.                              38,000
                                                    ---------
                                                   $1,529,357
                                                    =========

In its effort to make strategic investments in other profitable businesses, the Company acquired 14% of the shares of Forest Hill
Capital Corporation (FHCC), a Canadian public company for an investment of $185,185 (U.S.) (Canadian $250,000) during December
1995.

In addition, during the fiscal year ended February 1996,  the
Company loaned   $1,610,426 (U.S.) to FHCC which was made up of
$770,426 in cash to satisfy the working capital needs of FHCC and common stock of the Company, valued at $840,000 and given to creditors of  FHCC s  subsidiary to satisfy unpaid balances.

During August 1996, FHCC repaid the loan of $1,610,426 and accrued interest of $83,771 by issuing common stock of FHCC to the Company.

As of February 28, 1997, the Company owned approximately 40% of the outstanding common stock of FHCC and accordingly, accounts for its investments by the equity-method of accounting. At year-end the Company adjusted its investment in Forest Hill Capital
Corporation to market based on recent trading prices of the stock in the Canadian Exchange. This write down has been reflected in the accompanying consolidated statement of operations for the year ended February 28, 1997.














                                                               F-12
            Value Holdings, Inc. And Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

Summarized audited financial information for FHCC as of and for the year ended October 31, 1996 is as follows:

As of October 31,                              1996
                                            -----------
Current assets                             $ 1,346,097
Non current assets                           6,054,862
                                            ----------
Total assets                                 7,400,959
                                            ==========
Current liabilities                          2,990,568
Noncurrent liabilities                       1,253,807
                                            ----------
Total liabilities                            4,244,375
                                            ----------
Shareholders' equity                      $  3,156,584
                                            ==========

Year ended October 31,                         1996
                                            -----------
Net operating revenues                    $ 10,640,383
Cost of goods sold                           3,350,788
Gross profit                                 7,289,595

Operating income from continuing
operations                                   1,590,187
                                            ----------
Operating income from discontinued
operations                                     116,805
                                            ----------
Non-controlling interest                         5,721
                                            ----------
Net income                                $  1,712,713
                                            ==========












                                                               F-13
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

Summarized financial information for FHCC as of and for the four months ended February 28, 1997 is as follows:


As of February 28,                             1997
                                            -----------
Current assets                           $   1,446 873
Non current assets                           5,497,135
                                            ----------
Total assets                                 6,944,008
                                            ==========
Current liabilities                          2,842,030
Noncurrent liabilities                       1,128,970
                                            ----------
Total liabilities                            3,971,000
                                            ==========

Shareholders' equity                     $   2,973,008
                                            ==========


Four months ended February 28,                 1997
                                            -----------

Net operating revenues                   $   1,170,768
Cost of goods sold                             283,183
                                            ----------
Gross profit                                   887,585
                                            ==========
Net loss                                 $    (124,500)
                                            ==========

On February 29, 1996, the Company sold its Libido license to
Virilite Neutracutical Corporation (Virilite) for $50,000 in cash, a $200,000 promissory note, and 500,000 shares of Virilite common stock, representing 12.5% of that company s stock. During May
1996, $100,000 of the promissory note was paid.

The Company has accounted for its investment in Virilite at cost.
The gain on the sale of the Libido license is being recognized on the installment method of accounting.

The Company seized assets worth $50,000 from one of its debtors on a default of payment on a loan receivable and sold them to 660407
Alberta Ltd. In exchange for cash of $12,000 and investments of $12,000 in shares of 660407 Alberta Ltd. The Company accounts for this investment at cost.
                                                               F-14
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

Twenty-seven percent of the revenues for the four months ended
February 28, 1997, were from the sale of optical stores and fifty-two percent of the revenues for the year ended October 31, 1996, were from the sales of stores. As of February 28,1997, the majority of the stores have been sold. Future revenue is dependent upon the Company developing stores for future sale. The Company's ability to develop stores for future sales cannot be determined at this time.


NOTE 5.   PROPERTY AND EQUIPMENT
                                           1997
                                        ----------

Furniture, fixtures and equipment       $ 435,312
Leasehold improvements                     29,101
                                         --------
                                          464,413
Accumulated depreciation                 (344,432)
                                        ---------
                                        $ 119,981
                                        =========

The Company was involved in relocation of operations of its South
Miami store in Dade County.  This store was operated by Family
Steakhouse for licensing fees in the amount of 5% of restaurant sales. On relocation of operations of that store, the Company abandoned certain fixed assets which resulted in the reduction of the carrying value of these assets. The assets written off were as follows:

                           Cost       Accumulated      Net
                                      Depreciation    Assets
                          --------     ---------      -------

Leasehold Improvements   $ 302,001   $ (198,156)    $ 103,845
Furniture, Fixtures &
Equipment                  666,655     (466,774)      199,881
                          --------     ---------     ---------
                         $ 968,655   $ (664,929)   $  303,726
                          ========     =========     =========

The Company also wrote-off certain intangible assets amounting to approximately $162,887, net of accumulated amortization, relating to this transaction.

                                                               F-15
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

It is the Company s policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill. On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner in one of the Company's other restaurant locations.

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

The Company has reduced the amortization period in conjunction with the licensing agreement to six years. Amortization expense for the year ended February 28, 1997 and February 29, 1996 concerning goodwill arising from the purchase of its restaurant locations was $127,500 and $170,000 respectively.


NOTE 7.   INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from
5 to 10 years.
                                                1997
                                             --------
Leasehold interests                       $   117,583
Customer lists                                105,000
Liquor licenses                               120,000
                                            ---------
                                              342,583
Accumulated amortization                     (183,217)
                                            ---------
                                          $   159,366
                                            =========





                                                               F-16
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.   NOTE PAYABLE, BANK

The Company has a note payable to Toronto Dominion Bank which has an outstanding balance of $56,250 as of February 28, 1997. The note bears an interest rate of 8.75% and is due on August 15, 1998.



NOTE 9.   NOTES AND ADVANCES PAYABLE, STOCKHOLDERS AND DIRECTORS


                                               1997
                                             --------

Advances to stockholders                 $     4,809
Notes payable to various stockholders;
interest at 12% in 1997                      260,000
Others                                        17,190
                                            --------
                                         $   281,999
                                            ========

NOTE 10.   LONG-TERM DEBT
                                               1997
                                            --------

Note payable, stockholder                $   287,874
                                            ========


This obligation was incurred in connection with the acquisition of the Cami s Seashells restaurants in August 1991. The terms of the note provide for interest at the rate of 9% per annum, with no interest to be paid for the first year of the note; during the second year and for the next nine years, monthly payments of principal and interest are based upon a thirty-year amortization schedule, with the unpaid principal balance due August 30, 2001.
Notwithstanding these terms, if there is a secondary offering of the Company s stock, the net proceeds of the offering, to the extent sufficient to do so, are to be used to liquidate the notes as an additional amortization thereof, which will not be subject to reborrowing.

As collateral for the note, the Company has pledged an interest in substantially all of its assets. This obligation has been subordinated to the note payable, bank (see Note 8 ).

                                                               F-17
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   LONG-TERM DEBT (CONTINUED)

Annual maturities of long-term debt at February 28, 1997 for each of the succeeding five years are summarized as follows:

Year Ending February 28:


          1998                                    88,702
          1999                                    50,683
          2000                                    55,437
          2001                                    60,637
          2002                                    32,415
                                                --------
                                               $ 287,874
                                                ========

As of February 27, 1997, the note is in default. No payment has been made by the Company since the inception of the note, and management has no plan in place concerning repayment terms. A waiver has been obtained from this shareholder in connection with the current payment terms of this note.

NOTE 11.   PAYROLL TAXES AND SALES TAXES PAYABLE

                                                  1997
                                               ----------

Payroll taxes payable                         $  657,294
Sales taxes payable                              422,531
                                               ---------
                                              $1,079,825
                                               =========

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



                                                               F-18
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.   ACCOUNTS PAYABLE
                                              1997
                                           ---------
Accounts payable, trade                    $ 509,847
                                            ========

There exists a rent payable of $183,278 as of February 28, 1997, related to the pending lawsuit between Cami Restaurant Corporation and Bass Cocoa Beach, Inc. (See Note 17).

NOTE 13.   ACCRUED LIABILITIES, OTHER
                                              1997
                                           ---------
Accrued dividends                         $  75,000
Accrued payroll-officer/director            101,000
Accrued interest - stockholders and
directors                                   115,573
Accrued consulting fees                     182,325
Other accrued liabilities                    91,061
                                           --------
                                          $ 564,959
                                           ========

NOTE 14.   COMMON STOCK, WARRANTS AND STOCK OPTIONS
           STOCKS ISSUED TO FORMER PRESIDENT

On the sale of Upper Canadian Beverage, the former President, Mr.
Pallante, was issued 3,200,000 shares for $786,666 in lieu of giving up certain stock conversion rights that were issued originally as part of his employment agreement.


WARRANTS OUTSTANDING

In connection with consulting agreements entered into in February
1993 and February 1994, the Company issued warrants to purchase a total of 250,000 shares of common stock at a price of $.75 per share, exercisable until February 1998 and February 1999.

In addition, in connection with a bonus plan for the Company s former president, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share, exercisable until February 1999.

Additionally, in connection with a private placement tendered during 1994, the Company issued warrants to purchase a total of 70,770 shares of common stock at a price of $1.50 per share, exercisable until September 1998.
                                                               F-19
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS OUTSTANDING (CONTINUED)

During the year ended February 28, 1995, the Company issued warrants to purchase an aggregate of 910,000 shares of common stock in connection with various loans made to the Company, including
140,000 shares to the Company's former president. These warrants are exercisable for a period of five years at an exercise price of $.1875 per share.

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

Service warrants                            $ 3,750,000
Service warrants to stockholder                 500,000
Directors' warrants                             500,000
Employee warrants                               350,000
Other warrants including 200,000 to             250,000
president                                     ---------
                                            $ 5,350,000
                                              =========

On December 1, 1995, the Company issued warrants to purchase up to 1,250,000 shares of its common stock at a price of $ 0.15 per share for a period of three years in connection with the acquisition of the Indian motorcycle license.

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

NOTE 15.   PREFERRED STOCK

On July 29, 1994, the stockholders approved an amendment to the
Articles of Incorporation which provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred stock having a par value of $.0001 per share and
180,000,000 shares of common stock having a par value of $.0001 per share.  The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, and to establish, from time to time, the number of shares to be issued in each such series and to determine and fix the designations, powers,
preferences and rights of the shares of each such series.      F-20
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.   PREFERRED STOCK (CONTINUED)

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

As of February 28, 1997, dividends were in arrears on the preferred stock amounting to approximately $75,000. The Company paid dividends in the amounts of $32,284 during the fiscal year 1996.


NOTE 16.   COMMITMENTS

EMPLOYMENT AGREEMENTS

On January 15, 1996, the Company entered into a Consulting
Agreement with Leonard Rosenberg, the father of Alison Rosenberg
Cohen, President of the Company. Under the terms of the Consulting Agreement, Mr. Rosenberg is to provide advice to the Company with respect to management, marketing, strategic, planning, corporate organization and structure and financial matters in connection with the operations of the businesses in which the Company is engaged. In return, the Company issued to Mr. Rosenberg
1,500,000 shares of the Company's common stock and registered these shares for sale under the Securities Act of 1933.

In November 1995, the Company entered into an employment agreement with the President, who is also a stockholder and director, through December 31, 1998. The terms of the agreement calls for an annual compensation of $150,000, plus bonuses based on performance; a car allowance of $700 a month and reimbursement of certain business expenses. This agreement was terminated on December 3, 1996, after his resignation. Accrued salaries and expenses through date of termination total $126,600.




                                                               F-21
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



LEASE COMMITMENTS

The Company leases its restaurant facilities and administrative offices under operating leases, which expire at various dates through 2002 (including renewals). Certain leases provide for the Company to pay its proportionate share of increases in real estate taxes and common area maintenance, as well as additional rental based upon increases in the Consumer Price Index.

Rent expense charged to operation was approximately $53,362 for 1996 and - 0 - in 1997. The Company entered into a licensing agreement that became effective June 1, 1995. The Company was released from its lease commitment and as such, were assigned to the licensee.

NOTE 17.   PENDING LITIGATION

In June 1994, a lawsuit was filed in the circuit court for Dade
County, Florida in which the plaintiff alleges that the Company s wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of the Company and of Cami Restaurant Corp., including the then President of the Company and of Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff sought damages in excess of $4,600,000, interest and attorneys' fees, as well as an order declaring the purchase of assets void.
This case was settled after year-end for $75,000 and the transfer of 500,000 shares of restricted stock of the Company.

The Company is also involved in a claim for breach of lease against Cami Restaurant Corp. and for breach of guaranty against the Company. Cami Restaurant Corp. and the Company have filed counterclaims. Discovery in this case is proceeding. Trial has been set and was continued. A new trial date has not been rescheduled. Management has engaged in settlement communications to no avail. Management is therefore defending this action and pursuing its counterclaim.

The Company is subject to certain other pending litigation which arose in the ordinary course of business.  In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of
operations.                                                    F-22
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.   INCOME TAXES

No credit for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured. The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At February 29, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $10,250,000 which expire at various years to 2010.

NOTE 19.   RELATED PARTY TRANSACTIONS

As of February 28, 1997, the Company has accrued consulting fees in the amount of $182,325 due to Gemini Integrated Financial
Services Corp., a related party.

NOTE 20.   AMORTIZATION OF CONSULTING AGREEMENTS

The Company entered into various consulting agreements for certain business and financial consulting services with various parties.
The consulting periods of these agreements are generally for periods of less than one year to three years, and varying number of shares of common stock have been issued as compensation for these services, with an aggregate of 150,000 shares in 1996. These shares have been valued at the approximate market value of the shares at time of issuance, an aggregate of $15,000 in 1996. These costs are amortized by charges to operations over the respective consulting periods of the agreements, with amortization amounting to $141,279 in 1996 and - 0 - in 1997 respectively.

NOTE 21.   INCOME FROM EXTINGUISHMENT OF DEBT

The Company has converted various debts and accrued salaries payable to certain persons who were then directors \ stockholders into two notes. In July 1994, these persons resigned as directors.

The first note in the principal amount of $91,885, bears interest at 1/2% over prime rate, and was due on June 2, 1990. The second note in the principal amount of $34,005, bears interest at the rate of 12% annum, and was due on May 2, 1990. Accrued interest on these notes as of May 31, 1996 was approximately $61,000. These notes were never renewed. In 1991, the payees of these notes declared bankruptcy under Chapter 7, and included these notes in the filing. The Company reversed these notes, plus accrued interest, in the quarter ended August 31, 1996 resulting in income from extinguishment of debt of $181,621.
                                                               F-23

               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22.   LOSS FROM DISCONTINUED OPERATIONS

On August 30, 1996, the Company sold its Upper Canadian Beverage operations. The disposal of the Upper Canadian Beverage operations is being accounted for as discontinued operations and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations.

The operating results of Upper Canadian Beverage for the eight months ended August 30, 1996 shown separately in the accompanying statements of operations are as follows:

Net sales                                       $ 176,750
Cost of sales                                     153,789
                                                 --------
Gross profit                                       22,961
                                                 --------

Operating costs                                    89,527
Non operating costs                                48,468
                                                 --------
Net Loss                                       $ (115,034)
                                                 ========

The assets of Upper Canadian Beverage sold consisted of the following:

Net intangible assets                           $1,212,682
Loan receivables                                    10,110
Other assets                                        10,184
Investments                                         18,346
                                                 ---------
                                                $1,251,322
                                                 =========

The assets were sold in exchange for a note receivable of $14,000 and relinquishing of stock conversion rights valued at approximately $393,334 by Mr. Pallante, the former President of the Company. Additionally the Company assumed the liabilities associated with note payable to Toronto Bank for $73,195. The balance outstanding of note payable to Toronto Dominion Bank as of February 28, 1997 is $56,250.

The sale of the assets of Upper Canadian Beverage resulted in a loss of $917,283.



                                                               F-24
               Value Holdings, Inc. And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23.   OTHER

In August, 1996 the Company was notified by NASDAQ Stock Market of its decision to delete the Company's securities from the exchange for failure to meet certain listing requirements and declining revenues. The Company has decided not appeal the decision at this time, and to re-apply at a later date.

On November 26, 1996, Mr. Dino Genise resigned as a director of the
Company to devote his time to other business opportunities.  The
Board of Directors appointed Mr. Jeffery Kurtz, President of Forest
Hill Capital Corp., to replace Mr. Genise.

On December 3, 1996, Anthony Pallante resigned as President of the
Company. Alison Rosenberg Cohen, Vice President of the Company, will act as interim president until a replacement for Mr. Pallante is found.































                                                               F-25

