Form 10-Q
period 1998-01-31
VALUE HOLDINGS INC
filed 1998-03-23
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended________January_31,_1998___________________

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

                      January 31, 1998








                 The Exhibit Index is on Page 16
                 This document contains 17 pages.
                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-----------------------------------------------------------
                                                        PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for January 31, 1998
          and October 31, 1998.................................3

         Consolidated Statement of Operations for the three
          months ended January 31, 1998 and May 31, 1997.......4

         Consolidated Statement of Cash Flows for the three
          months ended January 31, 1998 and May 31, 1997.......5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......14


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................15

         SIGNATURES...........................................16





















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                                         January 31,  October 31,
ASSETS                                      1998         1997*
Current Assets                           ----------  ------------
 Cash                                 $     9,417   $    20,462
 Accounts receivable                       56,624        26,091
 Notes receivable:
  Virilite Neutracutical Corp., net
  of deferred gain of $86,251 in January
  31, 1998 and October 31, 1997            34,149        34,149
 Prepaid expenses and other assets         20,099        18,767
                                        ---------     ---------
                                          120,289        99,469
                                        ---------     ---------
Investment in Affiliated Companies      2,620,968     2,543,365
Property and Equipment - Net of
 Accumulated Depreciation                  67,346        77,690
Costs in Excess of Net Assets
 of Business Acquired                     580,833       609,167
Intangible Assets                         132,558       137,920
                                        ---------     ---------
                                      $ 3,521,994   $ 3,467,611
                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable, other                  $   354,375   $    27,750
 Notes payable stockholders-directors     372,724       375,518
 Accounts payable                         148,129       178,143
 Payroll and sales taxes payable            1,644       255,970
 Accrued liabilities, other               594,458       603,412
                                        ---------     ---------
                                        1,471,330     1,440,793
                                        ---------     ---------
Long Term Liability - Stockholder         287,874       287,874
Stockholders' Equity                    ---------     ---------
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  January 31, 1998 and October 31, 1997   750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized; issued
  and outstanding 56,806,068 at January 31,
  1998 and October 31, 1997                 5,680        5,680
 Capital in excess of par              13,859,016   13,859,016
 Deficit                              (12,851,906) (12,875,752)
                                      -----------   ----------
                                        1,762,790    1,738,944
                                      -----------   ----------
                                     $  3,521,994  $ 3,467,611
 See accompanying notes               ===========   ==========
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes).
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                             QUARTER ENDED
                                       January 31,      May 31,
                                           1998          1997*
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $     77,603  $    184,143
 Licensing fee                              84,106        87,047
 Interest and other                          1,333         2,504
                                         ---------     ---------
                                           163,042       273,694
COSTS AND EXPENSES, Other than           ---------     ---------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative        65,533       165,981
                                         ---------     ---------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST       97,509       107,713
                                         ---------     ---------
DEPRECIATION AND AMORTIZATION
 Depreciation                               10,345        15,726
 Amortization intangible assets             33,695        50,542
                                         ---------     ---------
                                            44,040        66,268
                                         ---------     ---------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                   53,469        41,445
                                         ---------     ---------
OTHER (CHARGES) AND INCOME
 Interest expense                          (17,124)      (16,128)
 Realized loss on sale of stock -
  unconsolidated subsidiary                    -0-       (23,611)
                                         ----------    ---------
                                           (17,124)      (39,739)
                                         ----------    ---------
NET INCOME (LOSS)                    $      36,345   $     1,706
                                         =========     =========

NET INCOME (LOSS) PER SHARE          $      0.0006   $    0.0000
 Continued operations                    =========     =========

OUTSTANDING SHARES FOR EPS
 COMPUTATION                            56,806,068    56,284,328
                                        ==========    ==========


 See accompanying notes
 *The Company changed its fiscal year end effective October 31, 1997 (See Notes)

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                             QUARTER ENDED
                                       January 31,    October 31,
                                          1998           1997*
                                      ------------   ------------

Cash Flows From Operating Activities:
 Net income (loss)                      $   36,345   $     1,706

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                     -0-       48,000
  Depreciation                               10,345       15,726
  Amortization of goodwill and intangibles   33,695       50,542
  Realized loss on sale stock uncon. sub.       -0-       23 611
  Equity (earnings) unconsolidated sub.     (77,603)    (184,143)
 (Increase) decrease in current assets:
  Accounts receivable                       (30,533)     (27,991)
  Prepaid expenses and other assets          (1,332)      (2,500)
 Increase (decrease) in current liabilities:
  Accounts payable                          (30,014)      33,141
  Accrued liabilities                        56,721        8,892
  Other                                         -0-       11,000
                                          ---------    ---------
 Net cash (used) by operating activities     (2,376)     (22,016)
                                          ---------    ---------

Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.        -0-       26,797
                                          ---------    ---------
Net cash provided (used) by investing           -0-       26,797
activities                               ----------    ---------

Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     (2,794)      27,845
 Proceeds (repayments) notes payable other   (5,875)     (29,492)
                                          ---------    ---------
Net cash provided (used) by financing        (8,669)      (1,647)
 activities                               ---------    ---------

Increase (Decrease) in Cash                 (11,045)       3,134

Cash and Cash Equivalents Beginning          20,462        7,014
                                          ---------    ----------
Cash and Cash Equivalents Ending        $     9,417  $    10,148
                                          =========    =========

 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and include all the information and disclosures required for complete financial statements.

The Company changed its fiscal year end to October 31st, effective October 31, 1997, to coincide with the fiscal year end of a significant unconsolidated foreign subsidiary. The statement of operations and cash flows included in this report presents the operations and cash flows of the Company for the first quarter of its new year, ending January 31, 1998, and the comparable figures for the first quarter of its old year, ending May 31, 1997. The Company believes that the numbers presented for the prior year s first quarter are representative and comparable to the current year s first quarter; and that no material change would result from reinstating the first quarter of last year to include the same periods as the current year s first quarter.

The Company has not filed its 10KSB report for the fiscal year ended October 31, 1997 due to a delay in the completion of the audit of a significant unconsolidated foreign subsidiary. The Company expects to have its report on form 10KSB filed by March 31, 1998. The Company does not expect the audited financial information to be presented in form 10KSB to be significantly different from the unaudited information presented in this report.

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

The Company has a 36% interest in Forest Hill Capital Corp.
Forest Hill operates a chain of retail optical stores throughout
Canada.




                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation is computed on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

     Furniture, fixtures and equipment - 5 to 10 years
     Leasehold improvements - Life of the lease

Cost in Excess of Net Assets Acquired

Cost in excess of net assets of businesses acquired ("goodwill") represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami's, The seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 years (see Note 19).
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income (Loss) per common share

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 56,806,068 and 56,284,328 for the three months ended January 31, 1998 and May 31, 1997, respectively.


NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended February 28, 1997, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company s consolidated financial position reflects a working capital deficiency of $1,351,041 at January 31, 1998, and $1,341,324 at October 31, 1997.

Additionally, the Company, has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 19).

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997


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




                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets at January 31, 1998 and October
31, 1997 consist of accrued interest on  notes  receivable.


NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES

                                      January 31,     October 31,
                                          1998           1997
                                       ----------   ------------
 Investments in Affiliated Companies:
   Forest Hill Capital Corporation     $ 2,514,222   $ 5,057,587

   Virilite Neutracutical Corporation       68,746        68,746
   660407 Alberta, LTD                      38,000        38,000
                                         ---------      --------
                                       $ 2,620,968   $ 2,543,365
                                         =========     =========

NOTE 6. PROPERTY AND EQUIPMENT

                                       January 31,   October 31,
                                            1998         1997
                                       -----------   -----------

    Furniture, fixtures and equipment $    435,312  $     435,312
    Leasehold improvements                  29,101         29,101
                                        ----------   ------------
                                           464,413        464,413
    Accumulated depreciation              (397,067)     (386,723)
                                        ----------   ------------
                                      $     67,346  $      77,690
                                        ==========   ============

NOTE 7: INTANGIBLE ASSETS
                                       January 31,    October 31,
                                            1998          1997
                                       -----------   -----------

    Leasehold interests                $   117,583   $   117,583
    Customer lists                         105,000       105,000
    Liquor licenses                        120,000       120,000
                                        ----------   -----------
                                           342,583       342,583
    Less accumulated amortization         (210,025)     (204,663)
                                        ----------   -----------
                                       $   132,558  $    137,920
                                        ==========   ===========
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997


NOTE 8. NOTES PAYABLE OTHER, AND NOTES PAYABLE STOCKHOLDERS AND

        DIRECTORS


        Notes Payable Other consist of:
                                        January 31,   October 31,
                                            1998          1997
                                        -----------   -----------

        Note payable bearing interest
        at 15%, maturing June 1, 1998  $  332,500     $      0
        Note payable bank, payable in
        monthly installments of $3,125,
        bearing interest at 11%            21,875         27,750
                                        ---------      ---------
                                       $  354,375     $   27,750
                                        =========      =========

       Notes Payable Stockholders and
       Directors consist of:

       Notes payable stockholder,
       interest at Libor + .75%,
       due July 31, 1997               $  200,000    $  200,000
       Notes payable stockholder,
       interest at Libor + .75%,
       due July 31, 1998                  60,000         60,000
       Notes payable stockholders,
       interest at rate prime + 1%,
       due at various dates through
       October, 1998                      68,149         68,149
       Other                              44,575         47,369
                                       ---------       --------
                                       $ 372,724    $   375,518
                                       =========       ========

NOTE 9. LONG-TERM DEBT

Long term debt consist of a note payable stockholder in the amount of $287,875, bearing interest at 9% per annum, payable in monthly installments based on a thirty year amortization schedule, with unpaid interest and principal due August 30, 2001.

As collateral for the note, the Company has pledged an interest in substantially all of its assets.



                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997


NOTE 9. LONG-TERM DEBT (CONTINUED)

Annual maturities of long-term debt at January 31, 1998 and for each of the succeeding five years and thereafter are summarized as follows:
          1998                    $   1,967
          1999                        2,151
          2000                        2,353
          2001                        2,574
          2002                        2,815
          Thereafter                276,015


NOTE 10. ACCRUED LIABILITIES, OTHER
                                       January 31,   October 31,
                                           1998         1997
                                       -----------   -----------
     Accrued interest-
       Director-stockholders         $   137,163  $    132,845
     Accrued dividends                   137,500       125,000
     Accrued salaries officers                 0        46,103
     Accrued consulting fees             245,502       221,300
     Accrual re lawsuit settlement        64,000        70,000
     Other accrued liabilities            15,239         8,164
                                       ---------     ---------
                                     $   594,458   $   603,412

                                       =========     =========

NOTE 11. INCOME TAXES

No credit for income taxes has been provided in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured. The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At October 31, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $11,000,000 which expire at various years to 2011.








                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JANUARY 31, 1998, MAY 31, 1997 AND OCTOBER 31, 1997


NOTE 12. RELATED PARTY TRANSACTIONS

Virilite Neutracutical Corporation

On February 29, 1996, the Company sold its Libido license to Virilite Neutracutical Corporation (Virilite) for $50,000 in cash, a $200,000 promissory note, and 500,000 shares of Virilite common stock, representing 12.5% of that company's stock. In the quarter ended May 31, 1996, $100,000 of the promissory note was paid. During fiscal 1997, the Company advanced an additional $20,400 to Virilite for operating expenses. The gain on the sale of the Libido license is being recognized on the installment method of accounting. The balance due on the note receivable from Virilite is presented in the accompanying statements net of the deferred gain from the sale of the license of $86,251.

The Company has accounted for its investment in Virilite at cost.


NOTE 13. COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

It is the Company s policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill. On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner in one of the Company s other restaurant locations. The Company is to receive a monthly license fee of 3% of monthly revenues of the restaurants. The licensing agreement is for an initial term of three years, with an option on the part of the licensee to renew the agreement for an additional three years. As a result of this change in method of utilizing its restaurant facilities, the Company re-evaluated the recoverability of goodwill. Such evaluation was based upon management s estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement.

NOTE 14: INVESTMENT IN FOREST HILL CAPITAL CORP.

On August 30, 1996 the Company converted its notes receivable from Forest Hill Capital Corporation (FHCC) totalling $1,610,426 and accrued interest of $83,771 into common shares of Forest Hill Capital, representing a 42.5% interest in FHCC. In April, 1997, the Company sold 60,000 shares of FHCC to raise funds for operations and realized a loss of $23,611. During its second fiscal quarter FHCC issued additional shares of common stock to some creditors for debt settlement. At January 31, 1998, the Company had a 36% interest in FHCC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company changed its fiscal year end to October 31st, effective October 31, 1997, to coincide with the fiscal year end of a significant unconsolidated foreign subsidiary. The statement of operations and cash flows included in this report presents the operations and cash flows of the Company for the first quarter of its new year, ending January 31, 1998, and the comparable figures for the first quarter of its old year, ending May 31, 1997. The Company believes that the numbers presented for the prior year s first quarter are representative and comparable to the current year s first quarter; and that no material change would result from reinstating the first quarter of last year to include the same periods as the current year s first quarter.

Equity in Income of Unconsolidated Subsidiaries

On August 31, 1996, the Company acquired a 42.5% interest in
Forest Hill Capital Corp. (FHCC), a company that operates a chain of retail optical stores throughout Canada. This percentage was reduced to 36% during the quarter ended May 31, 1997 when the Company sold some of its stock in FHCC, and FHCC issued additional common shares for debt settlement (see note 20). Equity in earnings of Forest Hill for the three months ended January 31, 1998 and May 31, 1997 was $77,603 and $184,143, respectively.

Restaurant Operations

The restaurant operations are licensed to Camfam, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales. Licensing fee revenues for the three months ended January 31, 1998 and May 31, 1997 were $84,106 and $87,047, respectively.

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

Interest and other

Other income for the three months ended January 31, 1998 and May
31, 1997 consists mainly of interest accrued on notes receivable.

COSTS AND EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 31, 1998 were $65,533, compared to $165,981 for the comparable period in 1997. The decrease was due primarily to a reduction in overhead, specifically professional and consulting fees.

Other Charges

In addition to operating expenses the Registrant incurred interest expense and amortization of intangible assets and consulting agreements:

Interest expense for the three months in 1998 was $17,124, compared to $16,128 for the comparable period in 1997.

Amortization of goodwill and intangibles, relating to the restaurant operations for the three months in 1998 was $33,694 as compared to $50,542 in 1997. The reduction is due to the write off of certain leaseholdings as the result of relocation of the Company s restaurant operation on South Miami in fiscal 1997.

Other charges

Other charges for the three months ended May 31, 1997 include
$23,611 loss realized on the sale of shares of Forest Hills
Corporation (See note 14).

Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended January 31, 1998.



PART II - OTHER INFORMATION



    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company did not file any reports on form 8-K during the quarter ended January 31, 1998.











































              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: January 31, 1998          By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    President

DATE: January 31, 1998           By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer