Form 10KSB
period 1997-10-31
VALUE HOLDINGS INC
filed 1998-05-01
CIK 804191

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                          REPORT ON FORM 10-KSB

    /X/      Annual Report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

               FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                      COMMISSION FILE NO. 0-15076
              --------------------------------------------

    / /      Transition Report pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

        For the transition period from  3/01/97 to 10/31/97

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of October 31, 1997 was approximately
$568,060.68.

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

At October 31, 1997 the Company owned one full-service retail restaurant which was being managed by Cam Fam, Inc. ( Cam Fam ). The Company also received licensing fees based on the gross sales of four other restaurants (the Restaurants ) operated under a license from Cam Fam, Inc. and located in Dade and Broward Counties, Florida. On the four licensed restaurants the Company receives a license fee equal to 3% of the gross sales.

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

The Restaurants feature quality, family style budget seafood and non-seafood products. The Restaurants operate under the name Cami s Seafood and Pasta but are known locally as just Cami s. The Restaurants have an informal atmosphere and offer a full compliment of prepared seafood items and a limited number of non-seafood items. The Restaurants stress high quality food and efficient, friendly service at affordable family prices. The Restaurants average single meal ticket price is $6.00 for lunch and approximately $12.00 for dinner.

During the fiscal year ended February 28, 1995, the Company opened an additional restaurant at the Holiday Inn Cocoa Beach resort. Due to weak sales the Company closed this restaurant in January 1995. In May, 1995, a claim for breach of lease was filed by the landlord against the Company. This suit has been settled by the Company for $15,000 in cash and the issuance of 500,000 shares of the Company's common stock.

As a result of the decision to restructure its operations, the Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators. These licensing agreements would typically allow an existing restaurant chain or management team to convert and/or develop new restaurants utilizing the Camis format in return for a license fee payable to the Company based on a percentage of sales. As noted above the first such agreement was entered into by the Company on June 1, 1995 whereby its joint venture partner, Family, licensed the Camis Seafood and Pasta restaurant concept. Pursuant to the agreement the licensor assumed operation of the Cami stores located in Pembroke Pines and South Miami on June 1, 1995. The license agreements have since been renewed with Cam Fam under the license structure noted above.

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

In addition, the Company loaned $1,610,426 to Forest Hill during the fiscal year ended February 29, 1996. Of the total amount loaned, $840,000 was represented by Company CommonStock issued to creditors of a subsidiary of Forest Hill and $770,426 in cash was advanced for working capital purposes. Forest Hill used the cash to liquidate outstanding debt and pay trade creditors.
On August 31, 1996 the Company and Forest Hill agreed to convert the outstanding debt to the Company into common stock of Forest Hill. As the result of that transaction the Company now owns approximately 4,256,000 shares of Forest Hill s common stock which trades on the Canadian Dealing Network, trading symbol (FHCC). As of October 31, 1997 Forest Hill has 11,732,387 shares outstanding.

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

Since October 1996, Forest Hill, through its wholly owned Optivest Associates, Inc., subsidiary, has sub-licensed 45 of its Bay
Optical units to investors. Optivest Associates Inc. ( OAI ) holds the master license to operate retail optical locations in selected Bay department stores across Canada under the name The Bay
Optical.

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

OAI, at its cost, provides a newly incorporated Company to the purchaser. OAI pays all other costs of closing, including any sales commissions. The purchaser is responsible for any costs pertaining to use of their own legal and financial advisers. The purchaser
( the Owner ), through a corporation set up by OAI, purchases from OAI, the store assets and goodwill ( Purchased Assets ) of a Bay Optical location for $230,000 plus a lender s fee of $3,550 (Canadian Dollars), for a total purchase price of $233,550 (Canadian Dollars). The Purchased Assets will include, without limitation, optical equipment, furniture, fixtures and capital improvements. The Owner makes an application for sales tax and GST exemption for this purchase. The Owner enters into an exclusive contract with the Manager to operate and manage the retail Bay Optical store. Eyeworld Professional Management Group Inc., another wholly owned subsidiary of Forest Hill and an affiliated company of OAI, has been appointed the Manager to operate all Bay Optical store locations on behalf of OAI. To finance the purchase described herein, the Owner will provide OAI with a promissory note (Note #1), conditional on credit approval, in the amount of $178,550, carrying an interest rate of 8.75% per annum, calculated semi-annually. Repayment terms of Note #1 are to include blended monthly payments of principal and interest of $2,836.11 over a 7 year period. Loan payments will be made for the Owner by the Manager to OAI from store cash flow. In the event there are insufficient proceeds to meet the Owner s obligations under Note #1, the Manager will pay to the Owner an amount sufficient to enable the Owner to meet its obligations under Note #1. In providing Note #1, the shareholder of the Owner will be required to provide a personal guarantee on behalf of the Owner in the amount of $44,638, which guarantee shall remain in place until Note #1 has been repaid. Assuming a marginal tax rate of 50%, the guarantor s after tax out of pocket liability in the event of default is approximately $27,899.

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

The Practice Management division manages optical practices on behalf of vision care of Forest Hill practitioners, which include
15 Zellers Vision Centre stores for B&N Vision Associates, and 45
Bay Optical stores which have recently been sublicensed.

Forest Hill s Managed Care Division is being readied for launch in the first half of this year and will provide various supplementary health services which consumers require, but are no longer covered by public funds. These health services include dental, vision care, hearing and podiatry among others.

Through its Nutritional Health Division, Forest Hill owns 70% of the shares of Virilite Neutracutical Corp (VNC) [Value Holdings owns 10% of the shares of VNC separately], a company developing and marketing a line of functional food and beverage products in the United States and Mexico under the name Terbo.

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

VNC began production of its first product, the apple-cinnamon granola TERBO Energy Bar with Virilite in August 1997. Advertising to support the product began in September 1997 with ad placements in USA Toda y, Playboy, Esquire and on the Howard Stern Show. The bars were also featured in the Living Section of the Miami Herald on October 9, 1997.

VNC plans line extensions in the first half of 1998 to include different flavored bars and a chocolate flavored drink mix. Additionally, the company has been approached by producers of television infomercials who wish to feature the product in a series of 30 minute TV segments in various US markets. VNC has not yet committed to any of these producers.



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

TRADEMARKS

The Company utilizes and is dependent upon certain federally -registered trademarks, Cami s Seashells, the Seafood
Place and Cami s Seashells, the Seafood Place and Design, which were assigned to the Company by Seashells in February 1992, and a service mark, Cami s Express. The Company, in 1994 has also registered the trademark Cami s Seafood & Pasta. The Company is not aware of any party who could validly contest such marks.

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

ITEM 2.  PROPERTIES:

The Company s South Miami, Florida restaurant comprised 11,667 square feet in a strip shopping center. The lease, which was assigned to the Company, expired on March 31, 1997. The minimum monthly base rent was approximately $8,891 plus real estate, sales taxes and common area maintenance fees, the aggregate amount of which averages approximately $12,531 per month. The lease for the restaurant and executive office space was not renewed upon its expiration and Family Steakhouse entered into a new lease for the South Miami restaurant, to which the Company is not a party.

ITEM 3.  LEGAL PROCEEDINGS:

In June 1994, a lawsuit was filed in the Circuit Court for Dade County, Florida in which the plaintiff alleges that the Company's wholly-owned subsidiary corporation, Cami Restaurant Corp., and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make certain payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff also alleges that certain present and former officers of the Company or Cami Restaurant Corp., defrauded the plaintiff, engaged in conspiracy to defraud the plaintiff and breached certain fiduciary duties to the plaintiff. The plaintiff sought damages in excess of $4,600,000, interest and attorneys fees, as well as an order declaring the purchase of assets void. The Company has settled this suit as of June 1997 for the sum of $75,000 to be paid over 16 months and the issuance of 500,000 shares of stock. The Plaintiffs will provide all Defendants with general releases and the Defendants will provide the Plaintiffs with general releases.

In May 1995, a claim for breach of lease against Cami Restaurant
Corp. and for breach of guaranty against the Company was filed by Holiday Inn of Cocoa Beach. This suit has been settled for $15,000 and the issuance of 500,000 shares of common stock.

The Company is currently a party to certain lawsuits brought in the ordinary course of its business. None of these lawsuits, in management's opinion, is material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS:

No matters were submitted to a vote of the shareholders of the Company during the fiscal year ended October 31, 1997.













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

                                               Common Stock
                                               ------------
                                           High             Low
                                           ----             ---

         December 1, 1994 -
         February 28, 1995                 $.46             $.21

         March 1, 1995 -
         May 31, 1995                      $.47             $.19

         June 1, 1995 -
         August 31, 1995                   $.56             $.17

         September 1, 1995
         November 30, 1995                 $.28             $.13

         December 1, 1995
         February 29, 1996                 $.28             $.09

         March 1, 1996 -
         May 31, 1996                      $.09             $.01

         June 1, 1996 -
         August 31, 1996                   $.10             $.01

         September 1, 1996 -
         November 30, 1996                 $.10             $.01

        December 1, 1996 -
         February 28, 1997                 $.10             $.01

        March 1, 1997 -
         May 31, 1997                      $.04             $.01
        June 1, 1997 -
         August 31, 1997                   $.03             $.001
        September 1, 1997 -
         October 31, 1997                  $.05             $.001

- ----------------------

On October 29, 1997, the closing bid price of the Common Stock as quoted on the Bulletin Board was $0.01.

Due to the Company s financial condition and inability to file its 10-K on time for Fiscal 1996 the Company was delisted from the NASDAQ Market. Because of the Company s current financial condition there can be no guarantee or assurance that the Company can be relisted on the NASDAQ Market or that it will be able to attract market makers.

As of Otober 31, 1997, the Common Stock was held by approximately
1,467 stockholders of record. The Company believes that the number of beneficial owners of the Company s Common Stock is in excess of 1,600 individuals.

The Company has never declared any cash dividend on its shares of Common Stock.The Board of Directors may declare dividends on its Common Stock from time to time, although it does not at present have any intention to do so.

The Company is obligated to pay dividends of $0.10 per share on its outstanding shares of Series A Preferred Stock. Dividends in arrears for the year ended October 31, 1997 amount to approximately $50,000. This is in addition to the 1997 and 1996 arrearage of approximately $150,000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company changed its fiscal year end from February 28th to October 31st, fiscal year end of its unconsolidated foreign subsidiary. The fiscal period ended October 31, 1997, therefore, contains only eight months of operations, compared to a full year of operations in fiscal period ended February 28, 1997.

Equity in Income of Unconsolidated Subsidiaries

The Company had a 36% interest in Forest Hill Capital Corp. (FHCC) at Ocotober 31, 1997 and a 40% interest at February 28, 1997. FHCC is a company that operates a chain of retail optical stores throughout Canada. Equity in earnings of Forest Hill for the fiscal periods ended October 31, 1997 and February 28, 1997 totalled $116,008 and $1,243,688 respectively.
Restaurant Operations

The restaurant operations are licensed to Camfam, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales of less than $100,000, 4% of sales over $100,000 to $150,000, 5% of sales over $150,000 to $200,000, and 6% of sales over $200,000. Licensing fee revenue for the fiscal periods ended October 31, 1997 and February 28, 1997 were $216,321 and $293,428 respectively. The Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators, whereby existing restaurant chains or management teams would convert and/or develop new restaurants utilizing the Camis format in return for a license fee based on a percentage of sales. It hopes to use the licensing agreement with Family as a model for its future expansion.

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

Interest and Other Income

Other income for fiscal periods 1997 and 1996 includes $6,337 and $94,711, respectively of interest income on notes receivable.

COSTS AND EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended October 31, 1997 were $240,466 compared to $1,080,568 for the fiscal year ended February 28, 1997. The decrease was due to a reduction in overhead, specifically professional and consulting fees.

Other Operating Expenses

Depreciation for the fiscal periods ended October 31, 1997 and February 28, 1997 was $42,289 and $143,624 respectively. The decrease was due to the Company's disposal and abandonment of certain fixed assets fixed assets in fiscal 1997 upon relocation of its restaurant operation in South Miami (see below).

Amortization of intangible assets for fiscal period ended October 31, 1997 was $134,780 compared to $261,066 for fiscal year ended October 31, 1997. This expense relates to the acquisition of the restaurant operations.
During fiscal 1997, the Company was involved in the relocation of operations of its South Miami store. On relocation the Company disposed of certain fixed assets and abandoned some leasehold improvements, resulting in a loss of $466,613.

Other income and charges

At year end, the Company wrote down its investment in Forest Hill
Capital Corp. to market based on current tarding prices. The write down resulted in a charge to income of $733,317.

Interest expense decreased from $60,225 in fiscal year 1997 to $43,353 in fiscal period ended October 31, 1997. The decrease was due to the reduction in notes payable.

On December 20, 1995 the Company executed an agreement with MPS International Food Works Incorporated obtaining a license for the product known as Libido for its marketing and distribution in the U.S. and Mexico. On February 29, 1996 the Registrant sold the license for the rights to Libido and realized a net gain of $215,627 which is being accounted for under the installment sales method. Recognized gain on sale of the license during fiscal year 1997 was $86,251.

During fiscal period ended October 31, 1997, the Company sold 60,000 shares of FHCC common stock to raise operating funds at a loss of $23,611, reducing its interest in FHCC from 40% to 36%.
The Company s disposition of its investment in a joint venture with Family Steakhouse of Miami in fiscal 1997 (See Interest and Other Income above) resulted in a loss of $28,553.


Loss form discontinued operations

Loss from discontinued operations in fiscal 1997 include a $(917,283) loss realized on the disposition of the Company's investment in the Trade Group, Inc., plus losses resulting from the operation of this division of $(115,034).

Other

The Company settled lawsuits it was involved in of as of October 31, 1997 for $15,000 plus 500,000 shares of the Company s common stock, and in June of 1997 for $75,000. The settlements have been accrued for and charged to income in fiscal periods ended October 31, 1997 and February 28, 1997.


Gain on Extinguishment of Debt

During fiscal period ended October 31,1997 the Company recognized credits to income of $1,199,647 from extinguishment of debt relating to the restaurant operations. During the fiscal year ended February 28, 1997, the Company recognized credits to income of $186,621 from extinguishment of debt payable to former officers and directors of the Company, consisting of $125,890 principal balance due, plus accrued interest of $60,731.

Liquidity and Capital Resources

The following table presents a summary of the Registrant's cash flows for the last two fiscal periods:

                                    10 months     12 months
                                      ended         ended
                                    October 31,   December 31,
                                       1997          1997

Net cash provided
 (required) by operating
 activities                         $  37,851    $(331,044)

Net cash provided (used) by
 investing activities                   6,397      228,544

Net cash provided by
 financing activities                  44,902       93,828
                                     --------     --------
Net increase (decrease)
 in cash                           $   13,448   $  (8,672)
                                     ========     ========


The financial resources of the Registrant have been provided by cash flows from investing activities and loans from stockholders.

In fiscal period ended October 31, 1997, the Registrant's operating activities generated a positive cash flow of $37,851 as compared to a negative cash flow of $331,044 in fiscal period ended February 28, 1997.

Net cash provided by investing activities amounted to $6,397 in fiscal period ended October 31, 1997, composed primarily of proceeds from sale of stock of unconsolidated subsidiary. For fiscal year ended February 28, 1997 net cash provided by investing activities was $228,544, composed primarily of repayment of loans affiliated companies and other.

Net cash provided by financing activities in fiscal period ended
October 31, 1997 amounted to $44,902 compared to $93,828 in fiscal year ended February 28, 1997, and resulted primarily from stockholder loans.

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

As of October 31, 1997, the Company had negative working capital of $1,375,471.

The Registrant's current objective is to grow through the acquisition of other profitable businesses. The Company also plans to continue raising funds from private placements of its common stock.


Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as reflected in the consolidated financial statements, the Company incurred a loss of $1,976,584 during the fiscal year ended February 28, 1997 and at October 31, 1997 has a working capital deficiency of $1,375,471. These conditions, absent successful effectuation of management s plans, raises substantial doubt as to the ability of the Registrant to continue as a going concern.

Management s plans with regard to these matters encompass the following actions:

1. Acquisition of new business

   The Company plans to make strategic acquisitions of other profitable businesses as the opportunities develop.

   On August 31, 1996, the Company acquired 42.5% interest in Forest Hill Corp., (FHCC) a company that operates a chain of retail optical stores throughout Canada. At February 28, 1997, the Company owned approximately 40% of the common stock of FHCC. During the fiscal period ended October 31, 1997, the Company sold some of its shares in FHCC reducing its interest to 36% .

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


                         PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following persons are the executive officers and directors as of October 31, 1997.


  Name                    Age           Position
  ----                    ---           --------

Alison Rosenberg Cohen    32            Interim President,
                                        Vice President-Marketing
                                        and Director

Eugene Bialys             62            Director

Ida Ovies                 40            Chief Financial Officer

Jeffrey Kurtz             50            Director



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



                Summary Compensation Table
                --------------------------

Name and Principal   Fiscal
  Position           Year-                         Other Annual
                      End     Salary    Bonus      Compensation

-----------------   ------    ------    -----      ------------


Anthony Pallante,  10/31/97 $   -0-
 President          2/28/97 $115,000

Alison Rosenberg   10/31/97 $ 17,000
 Cohen, Vice        2/28/97 $ 39,850
 President

Ida Ovies, Chief   10/31/97 $ 10,300
 Financial Officer  2/28/97 $ 20.000



                Summary Compensation Table
                --------------------------

Name and Principal   Fiscal        Awards           Payments
  Position           Year-  Restricted Options        LTIP
                      End     Stock    /SARS        Payments
-----------------   ------    ------    -----      ------------


Anthony Pallante,  10/31/97
 President          2/28/97

Alison Rosenberg   10/31/97
 Cohen, Vice        2/28/97
 President

Ida Ovies, Chief   10/31/97
 Financial Officer  2/28/97


--------------------


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




GRANT OF OPTIONS

As of October 31, 1997, the following options have been granted pursuant to the provisions of the Plan. None of such options have been exercised.


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



ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company
 s Common Stock beneficially owned as of May 31, 1997 by (i) the owners of more than five percent (5%) of the Company s Common
Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common
Stock owned by all officers and directors as a group:


 Name and Address of      Number of Shares of       Percentage of
  Beneficial Owner (1)      Common Stock            Common Stock


 ------------------       ------------------        -------------

 Alison Rosenberg Cohen (2)     500,000                0.90%

 Eugene Bialys (3)              333,000                0.67%

 Francis Bonilla (4)             50,000                0.01%

 Ida Ovies (5)                   50,000                0.01%

 All Executive Officers and
   Directors as                 933,000                1.80%
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

The Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 1993 with Holograph Investment Inc, (Holograph) an unaffiliated party. Pursuant to the Preferred Stock Purchase
Agreement, which was subject to certain amendments to the Company's
Articles of Incorporation to authorize the issuance of shares of Preferred Stock, the Company agreed to issue and sell to Holograph, and Holograph agreed to purchase from the Company, 750,000 shares of newly created series of Preferred Stock, for a purchase price of $750,000.

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

A proposal to amend the Company s Articles of Incorporation was approved by the shareholders at the 1994 Annual Meeting of Shareholders. As a result, the Board of Directors created a series of Preferred Stock, consisting of 750,000 shares, known as Series
A Preferred Stock  and issued all of such shares of Series A
Preferred Stock to Holograph. The Series A Preferred Stock does not have any voting rights, except as may be otherwise required by law. A dividend of $.025 per share will be paid on the Series A
Preferred Stock on a quarterly basis.  Each share of Series A
Preferred Stock has a preference on liquidation of the Company of $.25 per share.

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


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)  1. Financial Statements.

        (i) Reports of Independent Certified Public Accountants;

       (ii) Consolidated Balance Sheets as of October 31, 1997

      (iii) Consolidated Statements of Operations for the eight months and year ended October 31, 1997, February 28,
            1997;

       (iv) Consolidated Statement of Stockholders' Equity for the eight months and year ended October 31, 1997, February
            28, 1997;

        (v) Consolidated Statements of Cash Flows for the eight months and year ended October 31, 1997, February 28,
            1997;

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

Dated:  Coral Gables, Florida
October 31, 1997

                                VALUE HOLDINGS, INC.


April 22, 1998                 By: /s/ Alison Rosenberg Cohen
                                       Alison Rosenberg Cohen,
                                       Vice President



April 22, 1998                 By: /s/ Ida Ovies
                                       Ida Ovies,
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons above in the capacities and on the dates indicated.




SIGNATURE                     DATE                     TITLE

----------                    -----                    -----



/s/ Alison Rosenberg Cohen   April 22, 1998         Vice President
    Alison Rosenberg Cohen                           and Director



/s/ Eugene Bialys            April 22, 1998         Director
    Eugene Bialys


/s/ Ida Ovies                April 22, 1998         Chief Financial
    Ida Ovies                                        Officer












                        VALUE HOLDINGS, INC.

                        FINANCIAL STATEMENTS

               OCTOBER 31, 1997 AND FEBRUARY 28, 1997











































                        VALUE HOLDINGS, INC.

                         TABLE OF CONTENTS



                                                           PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   F-1 and F-2


CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                              F-3

Statements of Operations                                   F-4

Statements of Stockholders' Equity                         F-5

Statements of Cash Flows                              F-6  to F-8

Notes to Consolidated Financial Statements            F-9 to F-26
































                  REPORT OF INDEPENDENT AUDITORS
                  ------------------------------

To the Shareholders and Board of Directors
Value Holdings, Inc. And Subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Value Holdings, Inc. ( the Company ) and its Subsidiaries as of
October 31, 1997, and the related consolidated statements of operations, shareholders equity and cash flows for the eight months in the period ended October 31, 1997 and year in the period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Forest Hill Capital
Corporation, an equity-method investee of the Company, as of and for the year ended October 31, 1997. As of October 31, 1997 and
1996, the Company owned 36% and 40% of the issued and outstanding stock of this investee, respectively, which statements reflect total assets of $6,296,450(US) and $7,400,959(US), and total sales of $3,675,945(US) and $10,640,383(US) as of October 31, 1997 and
1996, respectively, and net income of $439,535(US) for the year ended October 31, 1997 and $1,184,596(US), as restated, for the year ended October 31, 1996. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the equity earnings of Forest Hill Capital
Corporation recorded by the Company for the eight months ended
October 31, 1997 and the year ended February 28, 1997 is base solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other
auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated
financial position of Value Holdings, Inc. and its Subsidiaries as of October 31, 1997, and the consolidated results of its
operations and its cash flows for the eight months in the period ended October 31, 1997 and the year in the period ended February
28, 1997, in conformity with generally accepted accounting
principles.               F-1

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



/s/ INFANTE, LAGO & COMPANY
- ----------------------------------------
INFANTE, LAGO & COMPANY
Certified Public Accountants
Miami, Florida
March 31, 1998




































                              F-2
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                           ASSETS
                           ------

                                                    October 31,
                                                       1997
                                                  -------------

CURRENT ASSETS
   Cash                                            $    20,462
   Accounts receivable                                  26,091
   Prepaid expenses and other assets                    18,767
                                                     ---------
         TOTAL CURRENT ASSETS                           65,320
                                                     ---------
INVESTMENTS IN AND ADVANCES TO AFFILIATES            2,543,365
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED              77,690
   DEPRECIATION
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES
   ACQUIRED, NET OF ACCUMULATED AMORTIZATION           609,167
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION     137,920
NOTE RECEIVABLE - AFFILIATE                            120,400
                                                    ----------

     TOTAL ASSETS                                 $  3,553,862
                                                    ==========


                LIABILITIES AND STOCKHOLDERS  EQUITY
                ------------------------------------

CURRENT LIABILITIES
   Accounts payable                               $    178,143
   Accrued liabilities, Other                          603,410
   Payroll taxes payable                               255,970
   Notes payable, bank                                  27,750
   Notes payable and advances stockholders             375,518
                                                    ----------
     TOTAL CURRENT LIABILITIES                       1,440,791
                                                    ----------

DEFERRED GAIN ON SALE                                   86,251
LONG-TERM LIABILITY, STOCKHOLDER                       287,875




The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjuction with the accountant s reports.

                             F-3(1)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (CONTINUED)

STOCKHOLDERS' EQUITY
   Series A preferred stock, par value $.0001;
    20,000 shares authorized; 750,000 issued and
    outstanding at October 31, 1997 at
    liquidation value                                  750,000
   Common stock, par value $.001; 180,000 shares
    authorized;Issued and outstanding 56,806,068
    at October 31, 1997                                  5,680
   Capital in excess of par                         13,859,016
   Accumulated deficit                             (12,875,751)
                                                    ----------
     TOTAL STOCKHOLDERS  EQUITY                      1,738,945
                                                    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  3,553,862
                                                   ===========






























The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants reports.


                              F-3(2)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Eight months      Year
                                          ended          ended
                                       October 31,    February 28,
                                          1997            1997
                                       -----------    -----------
Revenues
 Equity earnings-unconsolidated
  subsidiaries                       $   116,008    $  1,243,688
 Licensing fee                           216,321         293,428
 Interest and other income                 6,337          94,711
                                       ---------       ---------
                                         338,666       1,631,827
                                       ---------       ---------
Costs and Expenses
 General and administrative              240,466       1,080,568
 Depreciation                             42,289         143,624
 Amortization, intangible assets         134,779         261,066
 Loss on disposition of assets on
  relocation of a restaurant                -0-          466,613
                                       ---------       ---------
                                         417,534       1,951,871
                                       ---------       ---------
Loss Before Other Income (Charges)       (78,868)       (320,044)
Other Income (Charges)
 Write down of investment in
  affiliate to market                       -0-         (733,317)
 Interest expense                        (43,353)        (60,225)
 Gain on sale of license to
  affiliated company                        -0-           86,251
 Loss on disposition of interest
  in investee                            (23,611)        (28,553)
                                       ---------       ---------
Loss From Continuing Operations          (66,964)     (1,055,888)
Loss From Discontinued Operations           -0-         (115,034)
Loss On Sale - Discontinued Operations      -0-         (917,283)
                                       ---------       ---------
Loss Before Extraordinary Item          (145,832)     (2,088,205)
Litigation settlement                    (35,000)        (75,000)
Write Off of Liabilities               1,199,647            -0-
Gain On Extinguishment Of Debt              -0-          186,621
                                       ---------       ---------
Net Loss                            $  1,018,815    $ (1,976,584)
                                       =========       =========



The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants reports.

                             F-4(1)
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Eight months      Year
                                          ended          ended
                                       October 31,    February 28,
                                          1997            1997
                                       -----------    -----------

Weighted Average Number of Shares
 Outstanding                          55,904,844      50,151,273
Net Loss Continuing Operatations
  Per Share                                 0.00           (0.03)
Net Loss Discontinued Operations
  Per Share                                 0.00           (0.02)
Net Income (Loss) Per Share                 0.01           (0.04)

































The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants reports.

                             F-4(2)
                           VALUE HOLDINGS, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                      Common Stock
                                 Preferred   Common    Conversion
                                   Stock     Stock       Rights

                                 ---------  --------   -----------
Balance February 29, 1996       $ 750,000  $   4,420  $ 1,180,000
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements                             700
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary                   320   (1,180,000)
 Note receivable from affiliate
  converted into stock
 Dividend accrued
 Currency exchange translation
 Net Loss
                                --------    -------    ----------
Balance February 28, 1997      $ 750,000  $   5,440  $      -

Eight Months Ended October
 31, 1997

 Issuance of common stock                       240         -
 Dividends accrued
 Net income
                                --------    -------     ----------
Balance, October 31, 1997      $ 750,000  $   5,680  $      -
                                ========    =======     ==========

















The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                             F-5(1)
                         VALUE HOLDINGS, INC.
       CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (CONTINUED)

                                  Note       Capital
                                Receivable  In excess
                                Affiliate     of par     Deficit

                                ---------  ----------   ---------
Balance February 29, 1996      $ (840,000)$12,675,611 $(11,789,610)
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements                          349,299
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary               786,346
 Note receivable from affiliate
  converted into stock          840,000
 Dividend accrued
 Currency exchange translation
 Net Loss                                               (1,976,584)
                                --------   ----------   ----------
Balance February 28, 1997      $    -     $13,811,256 $(13,766,194)

Eight Months Ended October
 31, 1997

 Issuance of common stock           -          47,760        -
 Dividends accrued                  -            -           -
 Net income                         -            -       1,018,815
                                --------   ----------   ----------
Balance, October 31, 1997      $    -     $13,859,016 $(12,747,379)

                                ========   ==========   ==========















The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                             F-5(2)
                      VALUE HOLDINGS, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (CONTINUED)
                                    Deferred   Dividends

                                  Consulting  Preferred  Currency
                                  Agreement    Stock     Exchange
                                  ---------  ----------  ---------
Balance February 29, 1996        $          $           $
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary
 Note receivable from affiliate
  converted into stock
 Dividend accrued                              (75,000)
 Currency exchange translation                             (3,372)

Net Loss
                                  ---------  ---------  ---------
Balance February 28, 1997       $    -      $  (75,000) $ (3,372)

Eight Months Ended October
 31, 1997

 Issuance of common stock            -          (50,000)      -
 Dividends accrued                   -             -          -
 Net income                          -             -          -

                                 --------    ----------   --------
Balance, October 31, 1997      $     -      $ (125,000)  $ (3,372)
                                 ========    ==========  =========















The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.


                            F-5(3)
                      VALUE HOLDINGS, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (CONTINUED)

                                                           Total

                                                        ----------
Balance February 29, 1996                             $ 1,980,421
Year Ended February 28, 1997:
 Issuance of common stock in
  private placements                                      349,999
 Issuance of common stock to
  former president in connection
  with stock conversion rights
  and disposition of subsidiary                           (393,334)
Note receivable from affiliate
  converted into stock                                     840,000
 Dividend accrued                                          (75,000)
Currency exchange translation                               (3,372)
Net Loss                                                (1,976,584)

                                                         ---------
Balance February 28, 1997                              $   722,130

Eights Months Ended October
 31, 1997

 Issuance of common stock                                   48,000
 Dividends accrued                                         (50,000)
 Net income                                              1,018,815
                                                         ---------
Balance, October 31, 1997                              $ 1,738,945
                                                         =========

















The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                            F-5(4)
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Eight months       Year
                                          ended           ended
                                        October 31,    February 28,
                                           1997           1997
                                        -----------    -----------
Cash Flows from operating activities:
 Net loss from continuing operations
  before extraordinary credit         $  1,018,815   $ (1,976,584)
 Adjustments to reconcile net loss
  from continuing operations to net
  cash provided by (used in)
  continuing operations:
   Extraordinary credit                 (1,199,647)      (186,621)
   Depreciation                             42,291        143,624
   Amortization, intangible assets
    and goodwill                           134,779        309,534
   Loss on disposition of shares in
    unconsolidated subsidiary               23,611           -0-
   Recognized gain on sale of license
    to affiliated company                     -0-         (86,251)
   Equity in earnings of unconsolidated
    subsidiary                            (116,008)    (1,243,688)
   Write-down investment in
    unconsolidated subsidiary                 -0-         733,317
   Loss on disposition of assets on
    relocation of restaurant                  -0-         466,613
   Loss on disposition of investment
    in investee                               -0-          28,553
   Stock issued for services                48,000        350,000
 Changes in working capital of continuing
 operations:
 (Increase) decrease in
   Accounts receivable                      (4,431)       (40,122)
   Prepaid expenses and other                4,666        (82,983)
 (Increase)decrease in
   Accounts payable                         44,752          4,399
   Accrued liabilities                     (34,679)       355,402
   Other                                      -0-         (21,292)
                                         ---------      ---------
   Net cash provided by (used in)
     continuing operations                  37,851     (1,246,099)
                                         ---------      ---------



The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                               F-6
               VALUE HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)


                                       Eight months       Year
                                          ended           ended
                                        October 31,    February 28,
                                           1997           1997
                                        -----------    -----------

    Net cash provided by (used in)
     discontinued operations                   -0-        915,055
                                          ---------      --------
    Net cash provided by (used in)
     operating activities                    37,851      (331,044)
                                          ---------      --------
Cash flows from investing activities:
   (Additions to) disposition of
     property and equipment                               1,500
   Proceeds from sale of stock of
    unconsolidated subsidiary                26,797        -0-
   Advances related company                 (20,400)       -0-
   Repayment of loans - affiliates             -0-      100,000
   Advances(repayments)-others                 -0-      127,044
                                          ---------   ---------
   Net cash provided by (used in)
    investing activities                      6,397     228,544
                                          ---------    --------

Cash flows from financing activities:
   Proceeds from stockholder borrowings      73,402      97,200
   Payments on bank and long-term bank      (28,500)       -0-
   Effect of exchange rate changes on cash     -0-       (3,372)
                                          ---------   ---------
   Net cash provided by (used in)
   financing activities                      44,902      93,828
                                          ---------   ---------

Net increase (decrease) in cash              13,448      (8,672)
Cash at beginning of the year                 7,014      15,686
                                          ---------   ---------
Cash at end of the year                 $    20,462  $   7,014
                                          =========   ========






The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                             F-7
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                                       Eight months       Year
                                          ended           ended
                                        October 31,    February 28,
                                           1997           1997
                                        -----------    -----------


Supplemental disclosures of cash flow
information:
  Cash paid during the year for:
   Continuing operations               $    25,311     $   40,064


  Non-cash investing and financing
   activities:

   Stock issued for consulting
    services -
    Officer/ stockholder / director    $    48,000     $  350,000



























The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountant s report.

                             F-8
               Value Holdings, Inc. and its Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Value Holdings, Inc. and its Subsidiaries (the Company) is in the business of acquiring businesses with the goal of building well-run, independent subsidiaries who have solid market niches.
In addition to U.S. operations, the Company has invested in a Canadian company which operates retail optical stores.

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s, The Seafood Place) primarily in South Florida
(Dade and Broward counties). On that date, the Company licensed the operations of the restaurants to an independent operator (See
Note 6).

As of October 31, 1997, the Company had a 36% interest in Forest
Hill Capital Corporation. Forest Hill operates a chain of retail optical stores throughout Canada. The Company accounts for its investment in Forest Hill Capital Corporation under the equity method of accounting for long term investments (See Note 4).

During November 1996, the Company disposed of its interest in a subsidiary that was involved in the distribution of beverage products (primarily beer and other alcoholic and non-alcoholic beverages) throughout the United States and Canada (See Note 3).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. During 1997, the Company changed its reporting year end to October 31. The accompanying statements of operations reflect the operations of the Company for the eight months ended
October 31, 1997 and the year ended February 28, 1997.

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


           Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Estimates that are particularly susceptible to change in the near term include the evaluation of the recoverability of goodwill and other intangible assets.

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

NET INCOME (LOSS) PER COMMON SHARE

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation


          Value Holdings, Inc. and its Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



was 50,151,273  shares as of February 28, 1997 and 55,904,844 shares as of October 31, 1997. All calculations of shares give effect to the reverse stock split effected in August 1992.

RECLASSIFICATION

Certain prior period amounts within the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.


NOTE 2.   SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended February 28, 1997 and the eight months ended October 31, 1997 the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $1,976,584 for the year ended February 28, 1997 and net income of $1,018,815 for the eight months ended October 31, 1997. The net income for the eight months ended October 31, 1997 is primarily due to the reversal of accrued liabilities that the Company believes are not due by the Company or have been settled, and not as a result of operations. The Company's consolidated financial position reflects a working capital deficiency of $1,375,471 at October 31, 1997.
Because of the Company's deteriorating financial condition, the Company was notified in August 1996 by NASDAQ Stock Market of its decision to delete the Company's securities from the exchange. The
Company has decided not to appeal the decision at the time and to re-apply at a later date.

The Company has a significant investment in an affiliate (See Note
4) which has generated approximately 77    percent of its revenues
for the year ended October 31, 1997 from the sale of optical stores
 . The majority of the stores have been sold as of October 31, 1997.
Future revenue is dependent upon the affiliate developing more stores for future sale. The affiliates' financial ability to develop stores for future sales cannot be determined at this time.

The Company has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (See Notes 6 and 7).


            Value Holdings, Inc. and its Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management s plans with regard to these matters encompass the following actions:

 1.  Licensing of restaurant operations

Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator.  The Company expects that this licensing agreement should result in net cash flows from operating activities over the term of the agreement.  This
agreement was renewed on March 1, 1997 and expires March 1, 2002.
                  .

2.   Equity infusion from sale of securities

The Company plans to raise equity funds from private placements of its common stock, and plans to sell additional shares of common stock in a proposed public offering. From the proceeds of these anticipated public offering the Company plans to pay outstanding liabilities and continue to explore acquiring potentially profitable businesses.


3.   Stockholder financing

Certain stockholders of the Company have provided financing by
means of debt financing.  The Company   expects that these
stockholders will continue to provide financing for the Company by means of additional debt or equity financing.

4. The Company also obtained a loan subsequent to year end for purposes of paying the trust fund portion of the liability to the Internal Revenue Service and an amount owed to the former President
(See Note 23).

The eventual outcome of the success of management s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PAYROLL TAXES PAYABLE

As more fully discussed in Note 11, the Company has recorded an aggregate liability of $ 255,670 as of October 31, 1997 for unpaid payroll taxes. This payable represent the unpaid trust fund portion of Federal withholding and social security taxes for
           Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


certain quarters of 1993 and 1994 that have been withheld and accrued by the Company. The Company has settled the liability with Internal Revenue Service by making a payment of $255,670 during December 1997 which represented the trust fund portion of the employment tax liabilities (See Notes 11 and 23).

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


NOTE 4.   INVESTMENTS IN AFFILIATED COMPANIES

  Investments in Affiliated Companies:            As of
                                               October 31,
                                                  1997
                                              ------------
  a) Forest Hill Capital Corporation           $ 2,436,619
  b) Virilite Neutracutical Corporation             68,746
  c) 660407 Alberta, Ltd.                           38,000
                                                ----------
                                               $ 2,543,365
                                                ==========

In its effort to make strategic investments in other profitable businesses, the Company acquired 14% of the shares of Forest Hill
Capital Corporation (FHCC), a Canadian public company for an investment of $185,185 (U.S.) (Canadian $250,000) during December
1995.

In addition, during the fiscal year ended February 1996,  the
Company loaned   $1,610,426 (U.S.) to FHCC which was made up of
          Value Holdings, Inc. and its Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$770,426 in cash to satisfy the working capital needs of FHCC and common stock of the Company, valued at $840,000 and given to creditors of FHCC s subsidiary to satisfy unpaid balances.

During August 1996, FHCC repaid the loan of $1,610,426 and accrued interest of $83,771 by issuing common stock of FHCC to the Company.

At February 28, 1997, the Company owned approximately  40%  of the outstanding common stock of FHCC and accordingly, accounted for its investment by the equity-method of accounting.  At February 28,
1997, the Company adjusted its investment in Forest Hill Capital
Corporation to market based on recent trading prices of the stock in the Canadian Exchange.  This write down has been reflected in the accompanying consolidated statement of operations for the year ended February 28, 1997.  During April 1997, the Company sold
60,000 shares of FHCC for $26,797.  Loss from disposition of these shares amounted to $23,611 which has been reflected in the
accompanying consolidated statement of operations.   As of October
31, 1997  the Company owns approximately  36% of FHCC.

Summarized audited financial information for FHCC as of and for the year ended October 31, 1996 is as follows:

As of October 31,                              1996
                                              ------
Current assets                        $      1,346,097
Non current assets                           6,054,862
                                            ----------
Total assets                                 7,400,959
                                            ==========

Current liabilities (as restated)            3,730,000
Noncurrent liabilities (as restated)         1,043,871
                                            ----------
Total liabilities                            4,773,871
                                            ----------
Shareholders  equity                  $      2,627,088
                                            ==========

Year ended October 31,                         1996
                                              ------
Net operating revenues                $     10,640,383
Cost of goods sold                           3,350,788
                                            ----------
Gross profit                                 7,289,595
                                            ----------
Operating income from continuing
operations (as restated)                     1,062,070
                                            ----------
            Value Holdings, Inc. and its Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Operating income from discontinued
operations                                     116,805
                                            ----------
Non-controlling interest                         5,721
                                            ----------
Net income (as restated)              $      1,184,596
                                            ==========


Summarized financial information for FHCC as of and for the four months ended February 28, 1997 is as follows:

As of February 28,                              1997
                                               ------
Current assets                        $      1,446 873
Non current assets                           5,497,135
                                            ----------
Total assets                                 6,944,008
                                            ==========

Current liabilities                          2,842,030
Noncurrent liabilities                       1,128,970
                                            ----------
Total liabilities                            3,971,000
                                            ----------
Shareholders  equity                  $      2,973,008
                                            ==========

Four months ended February 28,                 1997
                                              ------
Net operating revenues                $      1,170,768
Cost of goods sold                             283,183
                                            ----------
Gross profit                                   887,585
                                            ----------
Net loss                              $       (124,500)
                                            ==========

Summarized audited financial information for FHCC as of and for the year ended October 31, 1997 is as follows:

As of October 31,                              1997
                                              -----
Current assets                       $       1,059,788
Non current assets                           5,236,662
                                            ----------
Total assets                          $      6,296,450
                                            ==========
             Value Holdings, Inc. and its Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of October 31,                               1997
                                               -----
Current liabilities                          2,047,022
Noncurrent liabilities                         960,592
                                            ----------
Total liabilities                            3,007,614
                                            ----------
Shareholders  equity                  $      3,288,836
                                            ==========

Year ended October 31,                         1997
                                              -----
Net operating revenues                $      3,675,945
Cost of goods sold                             886,760
                                            ----------
Gross profit                                 2,789,185
                                            ----------
Income from continuing operations              528,980
                                            ----------
Net Income                            $        439,535
                                            ==========

Twenty-seven percent of the revenues for the four months ended
February 28, 1997 were from the sale of stores and fifty-two percent and seventy-seven percent of the revenues for the year ended October 31, 1996 and October 31, 1997, respectively, were from the sales of stores. As of October 31,1997, the majority of the stores have been sold. Future revenue is dependent upon Forest
Hill Capital Corporation developing stores for future sale. Forest
Hill Capital Corporation s ability to develop stores for future sales cannot be determined at this time.

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



           Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.   PROPERTY AND EQUIPMENT
                                             October 31,
                                                1997
                                            ------------

Furniture, fixtures and equipment            $  435,311
Leasehold improvements                           29,101
                                              ---------
                                                464,412
Accumulated depreciation                       (386,722)
                                              ---------
                                             $   77,690
                                              =========

The Company was involved in relocation of operations of its South
Miami store in Dade County.  This store was operated by Family
Steakhouse for licensing fees in the amount of 5% of restaurant sales. On relocation of operations of that store, the Company abandoned certain fixed assets which resulted in the reduction of the carrying value of these assets. The assets written off were as follows:

                                 Cost    Accumulated     Net
                                         Depreciation   Assets
                               --------  ------------  ----------

Leasehold Improvements        $ 302,001  $ (199,156)   $ 102,845
Furniture, Fixtures &
  Equipment                     666,654    (466,773)     199,881
                               --------    --------     --------
                              $ 968,655  $ (664,929)   $ 302,726
                               ========    ========    ========

The Company also wrote-off certain intangible assets amounting to approximately $162,887, net of accumulated amortization, relating to this transaction. This transaction has been reflected in the accompanying statement of operations for the year ended February
28, 1997.

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

            Value Holdings, Inc. and its Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These agreements have been renewed on March 1, 1997. The Company is to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over $200,000. The licensing agreement is for an initial term of five years, with an option on the part of the licensee to renew the agreement for an additional five years. As a result of this change in method of utilizing its restaurant facilities, the Company has re-evaluated the recoverability of goodwill. Such goodwill has been evaluated based upon management s estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement. This agreement was renewed on March 1, 1997 and expires March 1, 2002.

The Company has reduced the amortization period in conjunction with the licensing agreement to six years. Amortization expense for the year ended February 28, 1997 and the eight months ended
October 31, 1997 concerning goodwill arising from the purchase of its restaurant locations was $127,500 and $113,333, respectively.


NOTE 7.   INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from
5 to 10 years.
                                                  October 31,
                                                     1997
                                                  ----------

Leasehold interests                             $   117,583
Customer lists                                      105,000
Liquor licenses                                     120,000
                                                 ----------
                                                    342,583
Accumulated amortization                           (204,663)
                                                 ----------
                                                $   137,920
                                                 ==========


NOTE 8.   NOTE PAYABLE, BANK

The Company has a note payable to Toronto Dominion Bank which has an outstanding balance of $27,750 as of October 31, 1997. The note bears an interest rate of 11% and is due on August 15, 1998.




             Value Holdings, Inc. and its Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   NOTES PAYABLE AND ADVANCES TO STOCKHOLDERS
                                                October 31,
                                                   1997
                                               ------------

Advances to stockholders                      $     19,985
Notes payable to various stockholders;
interest at 12% in 1997                            335,416
Others                                              20,117
                                                ----------
                                              $    375,518
                                                ==========
NOTE 10.   LONG-TERM DEBT
                                                October 31,
                                                   1997
                                               -----------

Note payable, stockholder                     $   287,875
                                               ==========

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

Annual maturities of long-term debt at October 31, 1997 for each of the succeeding five years are summarized as follows:

Year Ending October 31:

                      1998        $   17,441
                      1999             3,395
                      2000             3,712
                      2001           263,327
                                   ---------
                                  $  287,875
                                   =========
            Value Holdings, Inc. and its Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of October 31, 1997, the note is in default. No payment has been made since the inception of the note, and management has no plan in place concerning repayment terms. A waiver has been obtained by the Company from this stockholder in connection with the current payment terms of this note.

NOTE 11.   PAYROLL TAXES PAYABLE

                                                   1997
                                                  ------
Payroll taxes payable                         $  255,970
                                                ========

Payroll taxes payable represents the unpaid balance of Federal withholding and social security taxes primarily for the fourth quarter of 1993 and the second, third and fourth quarters of 1994 that have been withheld and accrued by the Company.

The Company has reversed payroll and sales tax liability, including penalties and interest, in the amount of $824,191 which had been recorded in prior years and recorded it as income in the accompanying consolidated statement of operations as an extraordinary item. Management reversed this portion of the accrued liability after settling with the Internal Revenue Service for the trust fund portion of the employment tax liabilities owed by the officers. In the opinion of management and legal counsel the chances of the Internal Revenue Service and the Department of Revenue for the State of Florida collecting this unpaid portion from the Company for liabilities of a former subsidiary is remote.
As such this liability has not been reflected on the accompanying balance sheet as of October 31, 1997, and a resulting credit to income has been reflected in the accompanying consolidated statement of operations for the eight months ended October 31, 1997.

NOTE 12.   ACCOUNTS PAYABLE

                                            October 31,
                                               1997
                                           -----------
Accounts payable, trade                 $    178,143
                                            ========

The Company recorded income of $375,456 by writing off accounts payable representing aged outstanding vendor bills. These bills were dormant and no collection attempts have been made by the creditors. This write-off has been included in the accompanying statement of operations for the eight months ended October 31, 1997 as an extraordinary item.
           Value Holdings, Inc. and its Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.   ACCRUED LIABILITIES, OTHER
                                                  October 31,
                                                     1997
                                                 -----------
Accrued Dividends                            $      125,000
Accrued payroll-officer/director                     46,103
Accrued interest - stockholders                     133,797
Accrued consulting fees                             224,846
Other accrued liabilities                            73,664
                                                  ---------
                                             $      603,410
                                                  =========

NOTE 14.   COMMON STOCK, WARRANTS AND STOCK OPTIONS


STOCKS ISSUED TO FORMER PRESIDENT

On the sale of Upper Canadian Beverage, the former President, Mr.
Pallante, was issued 3,200,000 shares for $786,666 in lieu of giving up certain stock conversion rights that were issued originally as part of his employment agreement.


WARRANTS OUTSTANDING

In connection with consulting agreements entered into in February
1993 and February 1994, the Company issued warrants to purchase a total of 250,000 shares of common stock at a price of $.75 per share, exercisable until February 1998 and February 1999. The warrants that were exercisable February 1998 expired.

In addition, in connection with a bonus plan for the Company's former president, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share, exercisable until February 1999.

Additionally, in connection with a private placement tendered during 1994, the Company issued warrants to purchase a total of 70,770 shares of common stock at a price of $1.50 per share, exercisable until September 1998.


NOTE 14.   COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)

During the year ended February 28, 1995, the Company issued warrants to purchase an aggregate of 910,000 shares of common stock in connection with various loans made to the Company, including
140,000 shares to the Company's former president.  These warrants
          Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are exercisable for a period of five years at an exercise price of $.1875 per share.

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

Service warrants                        $    3,750,000
Service warrants to stockholder                500,000
Directors' warrants                            500,000
Employee warrants                              350,000
Other warrants including 200,000
    to president                               250,000
                                          ------------
                                        $    5,350,000
                                          ============

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




          Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of October 31, 1997, dividends were in arrears on the preferred stock amounting to approximately $125,000.

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

In November 1995, the Company entered into an employment agreement with the President, who is also a stockholder and director, through December 31, 1998. The terms of the agreement calls for an annual compensation of $150,000, plus bonuses based on performance; a car allowance of $700 a month and reimbursement of certain business expenses. This agreement was terminated on December 3, 1996, after his resignation. Accrued salaries and expenses through date of termination total $46,103.

NOTE 17.   PENDING LITIGATION

The Company is subject to certain other pending litigation which arose in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.

           Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18.   INCOME TAXES

The following temporary differences give rise to a deferred tax asset or (liability) at October 31, 1997:

Excess of financial over tax
 accounting for amortization
 of goodwill                               $      102,000

Capital losses expensed for financial
 accounting purposes but available
 to offset future capital losses
 for tax purposes                          $    1,144,442

Section 1231 losses expensed for
 financial accounting purposes but
 available to offset future gains
 for tax purposes                          $      595,590

Equity in earnings of unconsolidated
 subsidiaries, net of write-down of
 investment to market                      $     (626,379)

Reversal of tax penalties in connection
 with write-off of liabilities not
 deductible for tax purposes               $     (626,658)


No deferred tax asset or liability has been provided for as of October 31, 1997 because there can be no assurance of future earnings and there are net operating losses to offset future taxable income. The extraordinary items reflected on the accompanying consolidated statement of operations for the eight months ended October 31, 1997 and the year ended February 28, 1997 are not tax effected due to the benefits that are available to offset any future tax liability.

No provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured.
The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At October 31, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $ 11,000,000 which expire at various years to 2010.
           Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19.   RELATED PARTY TRANSACTIONS

As of October 31, 1997, the Company has accrued consulting fees in the amount of $ 221,300 and $3,546 due to Gemini Integrated
Financial Services Corp. and Liberty Consulting respectively, which are entities owned by related parties.

NOTE 20.   INCOME FROM EXTINGUISHMENT OF DEBT

The Company has converted various debts and accrued salaries payable to certain persons who were then directors\stockholders into two notes. In July 1994, these persons resigned as directors.

The first note in the principal amount of $91,885, bears interest at 1/2% over prime rate, and was due on June 2, 1990. The second note in the principal amount of $34,005, bears interest at the rate of 12% annum, and was due on May 2, 1990. Accrued interest on these notes as of May 31, 1996 was approximately $61,000. These notes were never renewed. In 1991, the payees of these notes declared bankruptcy under Chapter 7, and included these notes in the filing. The Company reversed these notes, plus accrued interest, in the quarter ended August 31, 1996 resulting in income from extinguishment of debt of $181,621 as shown in the accompanying statement of operations for the year ended February
28, 1997.

NOTE 21.   LOSS FROM DISCONTINUED OPERATIONS

On August 30, 1996, the Company sold its Upper Canadian Beverage operations. The disposal of the Upper Canadian Beverage operations is being accounted for as discontinued operations and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations for the year ended February 28, 1997.

The operating results of Upper Canadian Beverage for the eight months ended August 30, 1996 shown separately in the accompanying statements of operations for the year ended February 28, 1997 are as follows:

Net sales                                   $     176,750
Cost of sales                                     153,789
                                                 --------
Gross profit                                       22,961
                                                 --------
Operating costs                                   (89,527)
Non operating costs                               (48,468)
                                                 --------
Net Loss                                    $    (115,034)
                                                 ========

           Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The assets of Upper Canadian Beverage sold consisted of the following:

Net intangible assets                      $    1,212,682
Loan receivables                                   10,110
Other assets                                       10,184
Investments                                        18,346
                                               ----------
                                           $    1,251,322
                                               ==========

The assets were sold in exchange for a note receivable of $14,000 and relinquishing of stock conversion rights valued at approximately $393,334 by Mr. Pallante, the former President of the Company. Additionally the Company assumed the liabilities associated with note payable to Toronto Bank for $73,195. The balance outstanding of note payable to Toronto Dominion Bank as of October 31, 1997 is $27,750.

The sale of the assets of Upper Canadian Beverage resulted in a loss of $917,283 and has been reflected in the accompanying statement of operations for the year ended February 28, 1997.

NOTE 22.   LITIGATION SETTLEMENT

The Company was involved in a lawsuit filed in June 1994 in the Circuit Court for Dade County, Florida in which the plaintiff alleged that the Company s wholly-owned subsidiary, Cami Restaurant
Corp. and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff sought damages in excess of $4,600,000, interest and attorney's fees, as well as an order declaring the purchase of assets void.
This case was settled in June 1997 for $75,000 and the transfer of 500,000 shares of restricted stock of the Company.

The Company was also involved in a claim for breach of lease against Cami Restaurant Corporation and for breach of guarantee against Value Holdings, Inc. Cami Restaurant Corp. and the Company had filed counterclaims. This case was settled for $25,000.

NOTE 23.   SUBSEQUENT EVENTS

During December 1997, the Company borrowed $475,000 (Canadian) from
CapBanx Corporation at the interest rate of 15% per annum. The loan shall mature on June 1, 1998. The loan is secured by all the assets of the Company. The Company also assigned all its rights,
           Value Holdings, Inc. and its Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


title and interest in the licensing agreement between the Company and Camfam, Inc. signed on March 1, 1997. The loan was additionally secured by a first charge against all the licensing revenues derived from the operations of Cami's Seafood and Pasta
Restaurants.

The Company also provided the CapBanx Corporation with an irrevocable and continuous option to purchase 1 million common shares of Forest Hill Capital Corporation (FHCC) until December 31,
1998. The price of the shares at which the option may be exercised is the lesser of fifty cents (Canadian) per share or 30% of the average market share price for FHCC on the Canadian Dealers network for the 5 trading days prior to the date upon which the Option is, from time to time, exercised by the Bank. The Company is restricted from selling, transferring, assigning, conveying or encumbering the shares in any manner, without prior written consent of the Bank during the option period.

The Company is also required to provide Gemini Integrated Financial
Services Corporation, a related party with 50,000 shares of FHCC which represent Gemini's consulting fees for this transaction.

The loan proceeds were primarily used by the Company to pay $
256,000 (U.S.) to the Internal Revenue Service towards the trust fund portion of the payroll tax liability and $65,000 (Canadian) to Anthony Pallante, the former president of the Company towards settlement of accrued salaries and reimbursement of expenses .

NOTE 24.   OTHER

In August, 1996 the Company was notified by NASDAQ Stock Market of its decision to delete the Company s securities from the exchange for failure to meet certain listing requirements and declining revenues. The Company has decided not to appeal the decision at this time, and to re-apply at a later date.

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




