Form 10-Q
period 1998-04-30
VALUE HOLDINGS INC
filed 1998-06-17
CIK 804191

[NOTIFY-INTERNET]idaovies@winnet.net


                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended___________April 30,_1998___________________

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

                        April 30, 1998








                 The Exhibit Index is on Page 20
                 This document contains 21 pages.
                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-----------------------------------------------------------
                                                        PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for April 30, 1998
          and October 31, 1997.................................3

         Consolidated Statement of Operations for the three
          months ended April 30, 1998 and August 31, 1997......4

         Consolidated Statement of Operations for the six
          months ended April 30, 1998 and August 31, 1997......5

         Consolidated Statement of Cash Flows for the three
          months ended April 30, 1998 and August 31, 1997......6

         Consolidated Statement of Cash Flows for the six
          months ended April 30, 1998 and August 31, 1997......7

         Notes to Consolidated Financial Statements............8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......17


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................20

         SIGNATURES...........................................21















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                                          April 30,   October 31,
ASSETS                                      1998         1997*
Current Assets                           ----------  ------------
 Cash                                 $    41,654   $    20,462
 Accounts receivable                       33,839        26,091
 Notes receivable:
  Virilite Neutracutical Corp., net
  of deferred gain of $86,251 in April
  30, 1998 and October 31, 1997            34,149        34,149
 Prepaid expenses and other assets         21,432        18,767
                                        ---------     ---------
                                          131,074        99,469
                                        ---------     ---------
Investment in Affiliated Companies      2,673,518     2,543,365
Property and Equipment - Net of
 Accumulated Depreciation                  57,076        77,690
Costs in Excess of Net Assets
 of Business Acquired                     552,500       609,167
Intangible Assets                         127,197       137,920
                                        ---------     ---------
                                      $ 3,541,365   $ 3,467,611
                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable, other                  $   348,125   $    27,750
 Notes payable stockholders-directors     379,189       375,518
 Accounts payable                         159,431       178,143
 Payroll and sales taxes payable            2,046       255,970
 Accrued liabilities, other               627,025       603,412
                                        ---------     ---------
                                        1,515,816     1,440,793
                                        ---------     ---------
Long Term Liability - Stockholder         287,874       287,874
Stockholders' Equity                    ---------     ---------
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  April 30, 1998 and October 31, 1997     750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized; issued
  and outstanding 56,806,068 at April 30,
  1998 and October 31, 1997                 5,680        5,680
 Capital in excess of par              13,859,016   13,859,016
 Deficit                              (12,877,021) (12,875,752)
                                      -----------   ----------
                                        1,737,675    1,738,944
                                      -----------   ----------
                                     $  3,541,365  $ 3,467,611
 See accompanying notes               ===========   ==========
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes).
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                             QUARTER ENDED
                                         April 30,    August 31,
                                           1998          1997*
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $     52,550  $   (138,041)
 Licensing fee                              99,826        79,790
 Interest and other                          1,333         2,500
                                         ---------     ---------
                                           153,709       (55,751)
COSTS AND EXPENSES, Other than           ---------     ---------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative        96,559        33,118
                                         ---------     ---------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST       57,150       (88,869)
                                         ---------     ---------
DEPRECIATION AND AMORTIZATION
 Depreciation                               10,272        15,728
 Amortization intangible assets             33,695        50,543
                                         ---------     ---------
                                            43,967        66,271
                                         ---------     ---------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                   13,183      (155,140)
                                         ---------     ---------
OTHER (CHARGES) AND INCOME
 Interest expense                          (25,798)      (17,766)
 Realized loss on sale of stock -
  unconsolidated subsidiary                    -0-          -0-
 Lawsuit settlement                            -0-       (85,000)
                                         ----------    ---------
                                           (25,798)     (102,766)
                                         ----------    ---------
NET INCOME (LOSS)                    $     (12,615)  $  (257,906)
                                         =========     =========

NET INCOME (LOSS) PER SHARE          $     (0.0002)  $   (0.0045)
 Continued operations                    =========     =========

OUTSTANDING SHARES FOR EPS
 COMPUTATION                            56,806,068    56,806,068
                                        ==========    ==========


 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                            SIX MONTHS ENDED
                                         April 30,    August 31,
                                           1998          1997*
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $    130 153  $     46,102
 Licensing fee                             183,932       166,837
 Interest and other                          2,666         5,004
                                         ---------     ---------
                                           316,751       217,943
COSTS AND EXPENSES, Other than           ---------     ---------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative       162,092       199,099
                                         ---------     ---------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST      154,659        18,844
                                         ---------     ---------
DEPRECIATION AND AMORTIZATION
 Depreciation                               20,617        31,454
 Amortization intangible assets             67,390       101,085
                                         ---------     ---------
                                            88,007       132,539
                                         ---------     ---------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                   66,652      (113,695)
                                         ---------     ---------
OTHER (CHARGES) AND INCOME
 Interest expense                          (42,922)      (33,894)
 Realized loss on sale of stock -
  unconsolidated subsidiary                    -0-       (23,611)
 Lawsuit settlement                            -0-       (85,000)
                                         ----------    ---------
                                           (42,922)     (142,505)
                                         ----------    ---------
NET INCOME (LOSS)                    $      23,730   $  (256,200)
                                         =========     =========

NET INCOME (LOSS) PER SHARE          $      0.0004   $   (0.0045)
 Continued operations                    =========     =========

OUTSTANDING SHARES FOR EPS
 COMPUTATION                            56,806,068    56,545,198
                                        ==========    ==========


 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                             QUARTER ENDED
                                        April 30,     August 31,
                                          1998           1997*
                                      ------------   ------------

Cash Flows From Operating Activities:
 Net income (loss)                      $  (12,615)  $  (257,906)

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                     -0-          -0-
  Depreciation                               10,272       15,728
  Amortization of goodwill and intangibles   33,695       50,543
  Realized loss on sale stock uncon. sub.       -0-          -0-
  Equity (earnings) unconsolidated sub.     (52,550)     138,041
 (Increase) decrease in current assets:
  Accounts receivable                        22,785       (1,943)
  Prepaid expenses and other assets          (1,333)      (2,500)
 Increase (decrease) in current liabilities:
  Accounts payable                           11,302      (50,209)
  Payroll and sales taxes payable          (253,924)         -0-
  Accrued liabilities                       (58,110)      79,257
  Other                                         -0-          -0-
                                          ---------    ---------
 Net cash (used) by operating activities   (300,478)     (28,989)
                                          ---------    ---------

Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.        -0-          -0-
                                          ---------    ---------
Net cash provided (used) by investing           -0-          -0-
activities                               ----------    ---------

Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans      6,465       33,756
 Proceeds (repayments) notes payable other  326,250       (9,375)
                                          ---------    ---------
Net cash provided (used) by financing       332,715       24,381
 activities                               ---------    ---------

Increase (Decrease) in Cash                  32,237       (4,608)

Cash and Cash Equivalents Beginning           9,417       10,148
                                          ---------    ----------
Cash and Cash Equivalents Ending        $    41,654  $     5,540
                                          =========    =========
 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                            SIX MONTH ENDED
                                        April 30,     August 31,
                                          1998           1997*
                                      ------------   ------------

Cash Flows From Operating Activities:
 Net income (loss)                      $   23,730   $  (256,200)

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                     -0-       48,000
  Depreciation                               20,617       31,454
  Amortization of goodwill and intangibles   67,390      101,085
  Realized loss on sale stock uncon. sub.       -0-       23,611
  Equity (earnings) unconsolidated sub.    (130,153)     (46,102)
 (Increase) decrease in current assets:
  Accounts receivable                        (7,748)     (29,934)
  Prepaid expenses and other assets          (2,665)      (5,000)
 Increase (decrease) in current liabilities:
  Accounts payable                          (18,712)     (17,068)
  Payroll and sales taxes payable          (253,924)         -0-
  Accrued liabilities                        (1,389)      88,149
  Other                                         -0-       11,000
                                          ---------    ---------
 Net cash (used) by operating activities   (302,854)     (51,005)
                                          ---------    ---------

Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.        -0-       26,797
                                          ---------    ---------
Net cash provided (used) by investing           -0-       26,797
activities                               ----------    ---------

Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans      3,671       61,601
 Proceeds (repayments) notes payable other  320,375      (38,867)
                                          ---------    ---------
Net cash provided (used) by financing       324,046       22,734
 activities                               ---------    ---------

Increase (Decrease) in Cash                  21,192       (1,474)

Cash and Cash Equivalents Beginning          20,462        7,014
                                          ---------    ----------
Cash and Cash Equivalents Ending        $    41,654  $     5,540
                                          =========    =========
 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and include all the information and disclosures required for complete financial statements.

The Company changed its fiscal year end to October 31st, effective October 31, 1997, to coincide with the fiscal year end of a significant unconsolidated foreign subsidiary. The statement of operations and cash flows included in this report presents the operations and cash flows of the Company for the first two quarters of its new year, ending April 30, 1998, and the comparable figures for the first quarter of its old year, ending August 31, 1997. The Company believes that the numbers presented for the prior year s first quarter are representative and comparable to the current year s first quarter; and that no material change would result from reinstating the first quarter of last year to include the same periods as the current year s first two quarters.

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










                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


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

Depreciation is computed on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

     Furniture, fixtures and equipment - 5 to 10 years
     Leasehold improvements - Life of the lease

Cost in Excess of Net Assets Acquired

Cost in excess of net assets of businesses acquired ("goodwill") represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami's, The seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 years (see Note 19).
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997

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

Income (Loss) per common share

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 56,806,068 for the three months ended April 30, 1998 and August 31, 1997, and 56,806,068 and 56,545,198 for the six months ended April 30, 1998 and August 31, 1997, respectively.

NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended October 31, 1997, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company s consolidated financial position reflects a working capital deficiency of $1,384,742 at April 30, 1998, and $1,341,324 at October 31, 1997.

Additionally, the Company, has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 19).

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


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




                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets at April 30, 1998 and October
31, 1997 consist of accrued interest on  notes  receivable.


NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES

                                        April 30,    October 31,
                                          1998           1997
                                       ----------   ------------
 Investments in Affiliated Companies:
   Forest Hill Capital Corporation     $ 2,566,772   $ 2,436,619

   Virilite Neutracutical Corporation       68,746        68,746
   660407 Alberta, LTD                      38,000        38,000
                                         ---------      --------
                                       $ 2,673,518   $ 2,543,365
                                         =========     =========

NOTE 6. PROPERTY AND EQUIPMENT

                                         April 30,   October 31,
                                            1998         1997
                                       -----------   -----------

    Furniture, fixtures and equipment $    435,312  $     435,312
    Leasehold improvements                  29,101         29,101
                                        ----------   ------------
                                           464,413        464,413
    Accumulated depreciation              (407,337)     (386,723)
                                        ----------   ------------
                                      $     57,076  $      77,690
                                        ==========   ============

NOTE 7: INTANGIBLE ASSETS
                                         April 30,    October 31,
                                            1998          1997
                                       -----------   -----------

    Leasehold interests                $   117,583   $   117,583
    Customer lists                         105,000       105,000
    Liquor licenses                        120,000       120,000
                                        ----------   -----------
                                           342,583       342,583
    Less accumulated amortization         (215,386)     (204,663)
                                        ----------   -----------
                                       $   127,197  $    137,920
                                        ==========   ===========
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


NOTE 8. NOTES PAYABLE OTHER, AND NOTES PAYABLE STOCKHOLDERS AND

        DIRECTORS


        Notes Payable Other consist of:
                                          April 30,   October 31,
                                            1998          1997
                                        -----------   -----------

        Note payable bearing interest
        at 15%, maturing June 1, 1998  $  332,500     $      0
        Note payable bank, payable in
        monthly installments of $3,125,
        bearing interest at 11%            15,625         27,750
                                        ---------      ---------
                                       $  348,125     $   27,750
                                        =========      =========

       Notes Payable Stockholders and
       Directors consist of:

       Notes payable stockholder,
       interest at Libor + .75%,
       due July 31, 1997               $  200,000    $  200,000
       Notes payable stockholder,
       interest at Libor + .75%,
       due July 31, 1998                  60,000         60,000
       Notes payable stockholders,
       interest at rate prime + 1%,
       due at various dates through
       October, 1998                      68,149         68,149
       Other                              51,040         47,369
                                       ---------       --------
                                       $ 379,189    $   375,518
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



                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


NOTE 9. LONG-TERM DEBT (CONTINUED)

Annual maturities of long-term debt at April 30, 1998 and for each of the succeeding five years and thereafter are summarized as follows:
          1998                    $   1,967
          1999                        2,151
          2000                        2,353
          2001                        2,574
          2002                        2,815
          Thereafter                276,015


NOTE 10. ACCRUED LIABILITIES, OTHER
                                        April 30,   October 31,
                                           1998         1997
                                       -----------   -----------
     Accrued interest-
       Director-stockholders         $   139,481  $    132,845
     Accrued dividends                   150,000       125,000
     Accrued salaries officers                 0        46,103
     Accrued consulting fees             263,839       221,300
     Accrual re lawsuit settlement        55,000        70,000
     Other accrued liabilities            18,705         8,164
                                       ---------     ---------
                                     $   627,025   $   603,412
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









                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


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

NOTE 14: INVESTMENT IN FOREST HILL CAPITAL CORP.

On August 30, 1996 the Company converted its notes receivable from Forest Hill Capital Corporation (FHCC) totalling $1,610,426 and accrued interest of $83,771 into common shares of Forest Hill Capital, representing a 42.5% interest in FHCC. In April, 1997, the Company sold 60,000 shares of FHCC to raise funds for operations and realized a loss of $23,611. During its second fiscal quarter FHCC issued additional shares of common stock to some creditors for debt settlement. At April 30, 1998, the Company had a 36% interest in FHCC.
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


NOTE 15. PAYROLL TAXES PAYABLE

During the quarter ended April 30, 1998 the Company paid off balance due the Internal Revenue Service (IRS) re payroll taxes re restaurant operations for the years 1993 and 1994. This liability had been settled with the IRS as of October 31, 1997.


NOTE 16. LITIGATION SETTLEMENT

During the quarter ended August 31, 1997 the Company settled a pending litigation involving the Company's wholly-owned subsidiary, Cami Restaurant Corp.. The lawsuit was settled for $75,000 plus the transfer of 500,000 shares of restricted stock of the Company.


NOTE 17. SUBSEQUENT EVENTS

On May 14, 1998, the Company opened its sixth restaurant in Miami
Lakes, Florida. The restaurant is under a licensing agreement.































              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company changed its fiscal year end to October 31st, effective October 31, 1997, to coincide with the fiscal year end of a significant unconsolidated foreign subsidiary. The statement of operations and cash flows included in this report presents the operations and cash flows of the Company for the second quarter of its new year, ending April 30, 1998, and the comparable figures for the second quarter of its old year, ending August 31, 1997. The Company believes that the numbers presented for the prior year s first quarter are representative and comparable to the current year s first quarter; and that no material change would result from reinstating the first quarter of last year to include the same periods as the current year s first quarter.

Equity in Income of Unconsolidated Subsidiaries

On August 31, 1996, the Company acquired a 42.5% interest in
Forest Hill Capital Corp. (FHCC), a company that operates a chain of retail optical stores throughout Canada. This percentage was reduced to 36% during the quarter ended May 31, 1997 when the Company sold some of its stock in FHCC, and FHCC issued additional common shares for debt settlement (see note 20). Equity in earnings of Forest Hill for the three and six months ended April 30, 1998 was $52,550 and $130,153, respectively, compared to $(138,041) and $46,102 for the three and six months ended August 31, 1997.

Restaurant Operations

The restaurant operations are licensed to Camfam, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales. Licensing fee revenues for the three months ended April 30, 1998 were $99,826, compared to $79,790 for the three months ended August 31, 1997. For the six months, licensing fee revenue was $183,932 in 1998 and $166,837 for the comparable period in 1997.

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

Interest and other

Other income for the three and six months ended April 30, 1998 and August 31, 1997 consists mainly of interest accrued on notes receivable.

COSTS AND EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 1998 were $96,559, compared to $33,118 for the comparable period in 1997. The increase was due primarily to higher professional fees in 1998. Selling, general and administrative expenses for the six months ended April 30, 1998 were $162,092, compared to $199,099 for the comparable period in 1997. The reduction was due primarily to a reduction in overhead, specifically professional and consulting fees.

Other Charges

In addition to operating expenses the Registrant incurred interest expense and amortization of intangible assets and consulting agreements:

Interest expense for the three and six months in 1998 was $25,798 and $42,922 respectively, compared to $17,766 and $33,894 for the comparable periods in 1997. Increase in 1998 over 1997 was due to increase in outside financing for payment of payroll tax liability settled during the quarter (Note 15).

Amortization of goodwill and intangibles, relating to the restaurant operations for the three and six months in 1998 was $33,695 and $67,390 respectively, compared to $50,543 and $101,085 for the comparable periods in 1997. The reduction is due to the write off of certain leaseholdings as the result of relocation of the Company s restaurant operation on South Miami in fiscal 1997.

Other charges for the three and six months August 31, 1997 include $85,000 lawsuit settlement (Note 16). For the three months ended August 31, 1997, other charges include $23,611 loss realized on the sale of shares of Forest Hills Corporation (See note 14).

Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended April 30, 1998.













































PART II - OTHER INFORMATION



    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company did not file any reports on form 8-K during the quarter ended April 30, 1998.












































              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
           FOR THE THREE MONTHS ENDED APRIL 30, 1998
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: June 15, 1998             By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    President

DATE: June 15, 1998              By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer