Form 10-Q
period 1998-07-31
VALUE HOLDINGS INC
filed 1998-10-01
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended___________July_31,_1998___________________

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

                       YES        NO __X___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 57,306,068  Shares as of

                         July 31, 1998








                 The Exhibit Index is on Page
                 This document contains    pages.
                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

- -----------------------------------------------------------
                                                        PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for July 31, 1998
          and October 31, 1997.................................3

         Consolidated Statement of Operations for the three
          months ended July 31, 1998 and August 31, 1997.......4

         Consolidated Statement of Operations for the nine
          and six months ended July 31, 1998 and August 31,
          1997.................................................5

         Consolidated Statement of Cash Flows for the three
          months ended July 31, 1998 and August 31, 1997.......6

         Consolidated Statement of Cash Flows for the nine
          and six months ended July 31, 1998 and August 31,
          1997.................................................7

         Notes to Consolidated Financial Statements............8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......17


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................20

         SIGNATURES...........................................21













              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                                           July 31,   October 31,
ASSETS                                      1998         1997*
Current Assets                           ----------  ------------
 Cash                                 $    10,569   $    20,462
 Accounts receivable                       53,989        26,091
 Notes receivable:
  Virilite Neutracutical Corp., net
  of deferred gain of $86,251 at July
  31, 1998 and October 31, 1997            34,149        34,149
 Prepaid expenses and other assets         22,765        18,767
                                        ---------     ---------
                                          121,472        99,469
                                        ---------     ---------
Investment in Affiliated Companies      2,333,087     2,543,365
Property and Equipment - Net of
 Accumulated Depreciation                  46,803        77,690
Costs in Excess of Net Assets
 of Business Acquired                     524,167       609,167
Intangible Assets                         121,835       137,920
                                        ---------     ---------
                                      $ 3,147,364   $ 3,467,611
                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable, other                  $   335,500   $    27,750
 Notes payable stockholders-directors     373,825       375,518
 Accounts payable                         146,129       178,143
 Payroll and sales taxes payable            5,218       255,970
 Accrued liabilities, other               638,965       603,412
                                        ---------     ---------
                                        1,499,637     1,440,793
                                        ---------     ---------
Long Term Liability - Stockholder         287,874       287,874
Stockholders' Equity                    ---------     ---------
 Series A preferred stock, par value
  $.0001, 20,000,000 shares authorized,
  750,000 issued and outstanding at
  July 31, 1998 and October 31, 1997      750,000      750,000
 Common stock, par value $.0001,
  180,000,000 shares authorized; issued
  and outstanding 57,306,068 at July 31,
  1998 and 56,806,068 at October 31,
  1997                                      5,730        5,680
 Capital in excess of par              13,888,966   13,859,016
 Deficit                              (13,284,843) (12,875,752)
                                      -----------   ----------
                                        1,359,853    1,738,944
                                      -----------   ----------
                                     $  3,147,364  $ 3,467,611
 See accompanying notes               ===========   ==========
 *Fiscal year end changed effective October 31, 1997 (See Notes).
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                             QUARTER ENDED
                                          July 31,    August 31,
                                           1998          1997*
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $   (340,431) $   (138,041)
 Licensing fee                              86,205        79,790
 Interest and other                          5,216         2,500
                                         ---------     ---------
                                          (249,010)      (55,751)
COSTS AND EXPENSES, Other than           ---------     ---------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative        77,546        33,118
                                         ---------     ---------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST     (326,556)      (88,869)
                                         ---------     ---------
DEPRECIATION AND AMORTIZATION
 Depreciation                               10,271        15,728
 Amortization intangible assets             33,695        50,543
                                         ---------     ---------
                                            43,966        66,271
                                         ---------     ---------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                 (370,522)     (155,140)
                                         ---------     ---------
OTHER (CHARGES) AND INCOME
 Interest expense                          (24,800)      (17,766)
 Realized loss on sale of stock -
  unconsolidated subsidiary                    -0-          -0-
 Lawsuit settlement                            -0-       (85,000)
                                         ----------    ---------
                                           (24,800)     (102,766)
                                         ----------    ---------
NET INCOME (LOSS)                    $    (395,322)  $  (257,906)
                                         =========     =========

NET INCOME (LOSS) PER SHARE          $     (0.0069)  $   (0.0045)
 Continued operations                    =========     =========

OUTSTANDING SHARES FOR EPS
 COMPUTATION                            57,126,720    56,806,068
                                        ==========    ==========


 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                          NINE          SIX
                                             MONTHS ENDED
                                          July 31,    August 31,
                                           1998          1997*
REVENUES                               ------------  ------------
 Equity earnings -unconsolidated sub. $   (210,278  $     46,102
 Licensing fee                             270,137       166,837
 Interest and other                          7,882         5,004
                                         ---------     ---------
                                            67,741       217,943
COSTS AND EXPENSES, Other than           ---------     ---------
 Depreciation, Amortization and
  Other Charges
 Selling, general and administrative       239,638       199,099
                                         ---------     ---------
INCOME (LOSS) FROM CONTINUED OPERATIONS,
 BEFORE DEPRECIATION AND AMORTIZATION,
 OTHER CHARGES, AND MINORITY INTEREST     (171,897)       18,844
                                         ---------     ---------
DEPRECIATION AND AMORTIZATION
 Depreciation                               30,888        31,454
 Amortization intangible assets            101,085       101,085
                                         ---------     ---------
                                           131,973       132,539
                                         ---------     ---------
INCOME (LOSS)FROM CONTINUED OPERATIONS,
 BEFORE OTHER CHARGES AND MINORITY
 INTEREST                                 (303,870)     (113,695)
                                         ---------     ---------
OTHER (CHARGES) AND INCOME
 Interest expense                          (67,722)      (33,894)
 Realized loss on sale of stock -
  unconsolidated subsidiary                    -0-       (23,611)
 Lawsuit settlement                            -0-       (85,000)
                                         ----------    ---------
                                           (67,722)     (142,505)
                                         ----------    ---------
NET INCOME (LOSS)                    $    (371,592)  $  (256,200)
                                         =========     =========

NET INCOME (LOSS) PER SHARE          $     (0.0065)  $   (0.0045)
 Continued operations                    =========     =========

OUTSTANDING SHARES FOR EPS
 COMPUTATION                            56,914,127    56,545,198
                                        ==========    ==========

 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                             QUARTER ENDED
                                         July 31,     August 31,
                                          1998           1997*
                                      ------------   ------------

Cash Flows From Operating Activities:
 Net income (loss)                      $ (395,322)  $  (257,906)

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                     -0-          -0-
  Depreciation                               10,271       15,728
  Amortization of goodwill and intangibles   33,695       50,543
  Realized loss on sale stock uncon. sub.       -0-          -0-
  Equity (earnings) unconsolidated sub.     340,431      138,041
 (Increase) decrease in current assets:
  Accounts receivable                       (20,150)      (1,943)
  Prepaid expenses and other assets          (1,333)      (2,500)
 Increase (decrease) in current liabilities:
  Accounts payable                          (13,302)     (50,209)
  Payroll and sales taxes payable             3,172          -0-
  Accrued liabilities                        29,442       79,257
  Other                                         -0-          -0-
                                          ---------    ---------
 Net cash (used) by operating activities    (13,096)     (28,989)
                                          ---------    ---------

Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.        -0-          -0-
                                          ---------    ---------
Net cash provided (used) by investing           -0-          -0-
activities                               ----------    ---------

Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     (5,364)      33,756
 Proceeds (repayments) notes payable other  (12,625)      (9,375)
                                          ---------    ---------
Net cash provided (used) by financing       (17,989)      24,381
 activities                               ---------    ---------

Increase (Decrease) in Cash                 (31,085)      (4,608)

Cash and Cash Equivalents Beginning           9,417       10,148
                                          ---------    ----------
Cash and Cash Equivalents Ending        $   (21,668) $     5,540
                                          =========    =========
 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)

                                          NINE           SIX
                                              MONTH ENDED
                                         July 31,     August 31,
                                          1998           1997*
                                      ------------   ------------

Cash Flows From Operating Activities:
 Net income (loss)                      $ (371,592)  $  (256,200)

 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Stock issued for services                     -0-       48,000
  Depreciation                               30,888       31,454
  Amortization of goodwill and intangibles  101,085      101,085
  Realized loss on sale stock uncon. sub.       -0-       23,611
  Equity (earnings) unconsolidated sub.     210,278      (46,102)
 (Increase) decrease in current assets:
  Accounts receivable                       (27,898)     (29,934)
  Prepaid expenses and other assets          (3,998)      (5,000)
 Increase (decrease) in current liabilities:
  Accounts payable                          (32,014)     (17,068)
  Payroll and sales taxes payable          (250,752)         -0-
  Accrued liabilities                        28,053       88,149
  Other                                         -0-       11,000
                                          ---------    ---------
 Net cash (used) by operating activities   (315,950)     (51,005)
                                          ---------    ---------

Cash Flows From Investing Activities:
 Proceeds from sale of stock uncon. sub.        -0-       26,797
                                          ---------    ---------
Net cash provided (used) by investing           -0-       26,797
activities                               ----------    ---------

Cash Flows From Financing Activities:
 Proceeds (repayments) stockholder loans     (1,693)      61,601
 Proceeds (repayments) notes payable other  307,750      (38,867)
                                          ---------    ---------
Net cash provided (used) by financing       306,057       22,734
 activities                               ---------    ---------

Increase (Decrease) in Cash                  (9,893)      (1,474)

Cash and Cash Equivalents Beginning          20,462        7,014
                                          ---------    ----------
Cash and Cash Equivalents Ending        $    10,569  $     5,540
                                          =========    =========
 See accompanying notes
 *The Company changed its fiscal year end effective October 31,
  1997 (See Notes)
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997



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










                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


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

Depreciation is computed on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

     Furniture, fixtures and equipment - 5 to 10 years
     Leasehold improvements - Life of the lease

Cost in Excess of Net Assets Acquired

Cost in excess of net assets of businesses acquired ("goodwill") represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami's, The seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 years (see Note 19).
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997

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

Income (Loss) per common share

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 57,126,720 and 56 808,068 for the three months ended July 31, 1998 and August 31, 1997, and 56,914,127 and 56,545,198 for the
nine and six months ended July 31, 1998 and August 31, 1997, respectively.

NOTE 2. SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the year ended October 31, 1997, the Company experienced, and continues to experience, certain going concern and liquidity problems. As reflected in the consolidated financial statements, the Company s consolidated financial position reflects a working capital deficiency of $1,378,165 at July 31, 1998, and $1,341,324 at October 31, 1997.

Additionally, the Company, has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (see
Note 19).


                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


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



                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets at July 31, 1998 and October
31, 1997 consist of accrued interest on  notes  receivable.

NOTE 5. INVESTMENTS IN AFFILIATED COMPANIES

                                         July 31,    October 31,
                                          1998           1997
                                       ----------   ------------
 Investments in Affiliated Companies:
   Forest Hill Capital Corporation     $ 2,226,341   $ 2,436,619

   Virilite Neutracutical Corporation       68,746        68,746
   660407 Alberta, LTD                      38,000        38,000
                                         ---------      --------
                                       $ 2,333,087   $ 2,543,365
                                         =========     =========

NOTE 6. PROPERTY AND EQUIPMENT

                                          July 31,   October 31,
                                            1998         1997
                                       -----------   -----------

    Furniture, fixtures and equipment $    435,312  $     435,312
    Leasehold improvements                  29,101         29,101
                                        ----------   ------------
                                           464,413        464,413
    Accumulated depreciation              (417,610)     (386,723)
                                        ----------   ------------
                                      $     46,803  $      77,690
                                        ==========   ============

NOTE 7: INTANGIBLE ASSETS
                                          July 31,    October 31,
                                            1998          1997
                                       -----------   -----------

    Leasehold interests                $   117,583   $   117,583
    Customer lists                         105,000       105,000
    Liquor licenses                        120,000       120,000
                                        ----------   -----------

                                           342,583       342,583
    Less accumulated amortization         (220,748)     (204,663)
                                        ----------   -----------
                                       $   121,835  $    137,920
                                        ==========   ===========
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997



NOTE 8. NOTES PAYABLE OTHER, AND NOTES PAYABLE STOCKHOLDERS AND
        DIRECTORS


        Notes Payable Other consist of:
                                           July 31,   October 31,
                                            1998          1997
                                        -----------   -----------

        Note payable bearing interest
        at 15%, maturing Dec. 1, 1998  $  332,500     $      0
        Note payable bank, payable in
        monthly installments of $3,125,
        bearing interest at 11%             3,000         27,750
                                        ---------      ---------
                                       $  335,500     $   27,750
                                        =========      =========

       Notes Payable Stockholders and
       Directors consist of:

       Notes payable stockholder,
       interest at Libor + .75%,
       due July 31, 1997               $  200,000    $  200,000
       Notes payable stockholder,
       interest at Libor + .75%,
       due July 31, 1998                  60,000         60,000
       Notes payable stockholders,
       interest at rate prime + 1%,
       due at various dates through
       October, 1998                      68,149         68,149
       Other                              55,676         47,369
                                       ---------       --------
                                       $ 373,825    $   375,518
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



                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


NOTE 9. LONG-TERM DEBT (CONTINUED)

Annual maturities of long-term debt at July 31, 1998 and for each of the succeeding five years and thereafter are summarized as follows:
          1998                    $   1,967
          1999                        2,151
          2000                        2,353
          2001                        2,574
          2002                        2,815
          Thereafter                276,015


NOTE 10. ACCRUED LIABILITIES, OTHER
                                         July 31,   October 31,
                                           1998         1997
                                       -----------   -----------
     Accrued interest-
       Director-stockholders         $   143,799  $    132,845
     Accrued dividends                   162,500       125,000
     Accrued salaries officers                 0        46,103
     Accrued consulting fees             282,488       221,300
     Accrual re lawsuit settlement        19,000        70,000
     Other accrued liabilities            12,473         8,164
                                       ---------     ---------
                                     $   638,965   $   603,412
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









                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997

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

NOTE 14: INVESTMENT IN FOREST HILL CAPITAL CORP.

On August 30, 1996 the Company converted its notes receivable from Forest Hill Capital Corporation (FHCC) totalling $1,610,426 and accrued interest of $83,771 into common shares of Forest Hill Capital, representing a 42.5% interest in FHCC. In April, 1997, the Company sold 60,000 shares of FHCC to raise funds for operations and realized a loss of $23,611. During its second fiscal quarter FHCC issued additional shares of common stock to some creditors for debt settlement. At July 31, 1998, the Company had a 36% interest in FHCC.
                VALUE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1998, AUGUST 31, 1997 AND OCTOBER 31, 1997


NOTE 15. PAYROLL TAXES PAYABLE

During the quarter ended April 30, 1998 the Company paid off balance due the Internal Revenue Service (IRS) re payroll taxes re restaurant operations for the years 1993 and 1994. This liability had been settled with the IRS as of October 31, 1997.


NOTE 16. LITIGATION SETTLEMENT

During the quarter ended August 31, 1997 the Company settled a pending litigation involving the Company's wholly-owned subsidiary, Cami Restaurant Corp.. The lawsuit was settled for $75,000 plus the transfer of 500,000 shares of restricted stock of the Company. The shares were issued on June 2, 1998.


NOTE 17. OTHER

On May 14, 1998, the Company opened its sixth restaurant in Miami
Lakes, Florida. The restaurant is under a licensing agreement.


NOTE 18. SUBSEQUENT EVENTS

On August 4, 1998, the Company issued 24,000,000 shares of common stock, valued at $0.01 per share, pursuant to three consulting agreements, for services to be provided through January 31, 1999. At July 31, 1998 the Company had accrued the cost of services provided to date under these agreements.



















              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company changed its fiscal year end to October 31st, effective October 31, 1997, to coincide with the fiscal year end of a significant unconsolidated foreign subsidiary. The statement of operations and cash flows included in this report presents the operations and cash flows of the Company for the third quarter of its new year, ending July 31, 1998, and the comparable figures for the second quarter of its old year, ending August 31, 1997 (there is no comparable third quarter for its old year). The Company believes that the numbers presented for the prior year s quarter are representative and comparable to the current year s quarter; and that no material change would result from reinstating the numbers for last year to include the same periods as the current year.

Equity in Income of Unconsolidated Subsidiaries

On August 31, 1996, the Company acquired a 42.5% interest in
Forest Hill Capital Corp. (FHCC), a company that operates a chain of retail optical stores throughout Canada. This percentage was reduced to 36% during the quarter ended May 31, 1997 when the Company sold some of its stock in FHCC, and FHCC issued additional common shares for debt settlement (see note 20). Equity in earnings of Forest Hill for the three and nine months ended July 31, 1998 was $(340,431) and $(210,278), respectively, compared to $(138,041)
and $46,102 for the three and six months ended August 31, 1997.

Restaurant Operations

The restaurant operations are licensed to Camfam, Inc. under a licensing agreement that calls for monthly licensing fees of 3% of sales. Licensing fee revenues for the three months ended July 31, 1998 were $86,205, compared to $79,790 for the three months ended August 31, 1997. For the nine months in 1998, licensing fee revenue was $270,137 compared to $166,837 for the six months in 1997.

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

On May 14, 1998, the Company opened its sixth restaurant in Miami
Lakes, Florida under a licensing agreement.

Interest and other

Other income for the three and nine months ended July 31, 1998 and the three and six months ended August 31, 1997 consists mainly of interest accrued on notes receivable.

COSTS AND EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 31, 1998 were $77,546, compared to $33,118 for the comparable period in 1997. The increase was due primarily to higher professional and consulting fees in 1998. Selling, general and administrative expenses for the nine months ended July 31, 1998 were $239,638, compared to $199,099 for the six months ended August 31, 1997.

Other Charges

In addition to operating expenses the Registrant incurred interest expense, amortization of intangible assets and other charges:


Interest expense for the three and nine months in 1998 was $24,800 and $67,722 respectively, compared to $17,766 and $33,894 for the three and six months ended August 31, 1997. Increase in 1998 over 1997 was due to increase in outside financing for payment of payroll tax liability settled during the second quarter of 1998 (Note 15).

Amortization of goodwill and intangibles, relating to the restaurant operations for the three and nine months in 1998 was $33,695 and $101,085 respectively, compared to $50,543 and $101,085 for the three and six months ended August 31, 1997. The reduction is due to the write off of certain leaseholdings as the result of relocation of the Company s restaurant operation on South Miami in fiscal 1997.

Other charges for the three and six months August 31, 1997 include $85,000 lawsuit settlement (Note 16). For the six months ended August 31, 1997, other charges include $23,611 loss realized on the sale of shares of Forest Hills Corporation (See note 14).




Liquidity and Capital Resources

The Company's current objective is to grow through the acquisition of other profitable businesses (see note 2) and to reduce its overhead expenses through the licensing of its restaurant operations (see note 2). The Company also plans to continue raising equity funds from private placements of its common stock.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended July 31, 1998.









































PART II - OTHER INFORMATION



    Item 6. Exhibits and reports on Form 8-K

       (a) Exhibits

       (b) The Company did not file any reports on form 8-K during the quarter ended July 31, 1998.












































              VALUE HOLDINGS, INC. AND SUBSIDIARIES
                            FORM 10 Q
           FOR THE THREE MONTHS ENDED APRIL 30, 1998
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUE HOLDINGS, INC.


DATE: July     ,1998             By: /s/ Alison Cohen
                                    Alison Rosenberg Cohen
                                    President

DATE: July    , 1998              By: /s/ Ida C. Ovies
                                    Ida C. Ovies
                                    Chief Financial Officer