Form 10KSB
period 1998-10-31
VALUE HOLDINGS INC
filed 1999-02-18
CIK 804191

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                     REPORT ON FORM 10-KSB

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                   COMMISSION FILE NO. 0-15076
           --------------------------------------------

     / / Transition Report pursuant to Section 13 or 15(d) of The
                 Securities Exchange Act of 1934

                      VALUE HOLDINGS, INC.
                      --------------------
       (Exact name of registrant as specified in its charter)

   (State of or other jurisdiction         IRS Employer
   of incorporation or organization):   Identification No.:
              Florida                     65-0377168


                Address of Principal Executive Offices
           2307 Douglas Road, Ste 400 Miami, Florida 33145
                          (305) 447-8801

  Securities registered pursuant to Section 12(b) of the Act: None.

                                                             -----
    Securities registered pursuant to Section 12(g) of the Act:
               Common Stock, par value $.0001 per share
              -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuers revenues for its most recent fiscal year were $149,329.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on December 29, 1998 was approximately
$444,030.34.

As of October 31, 1998, there were 92,806,068 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.













































ITEM 1. BUSINESS:

GENERAL DEVELOPMENT OF BUSINESS

From 1986, the Company had been in the business of developing and selling computer software and publishing a real estate newsletter and Spanish language tabloid newspaper. The Company s computer software operations were terminated in 1990. The Company s publications were never profitable and by 1990, the Company s publishing operations had been significantly curtailed. As of February 28, 1993, the Company had discontinued all of its publishing business. On August 30, 1991, the Company, through its newly-formed subsidiaries, purchased the assets and operations of Seashells, Inc.(Seashells) and its subsidiaries (the Seashells Assets ). Seashells was organized as a Florida corporation in June 1986 with a view towards operating a chain of seafood restaurants in South Florida offering quality seafood products at reasonable prices in a family style setting.

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

At October 31, 1998 the Company owned one full-service retail restaurant which was being managed by Cam Fam, Inc. ( Cam Fam ). The Company also received licensing fees based on the gross sales of four other restaurants ( the Restaurants ) operated under a license by Cam Fam, Inc. and located in Dade and Broward Counties, Florida. On the four licensed restaurants the Company receives a license fee equal to 3% of the gross sales. Additionally, a sixth Cami s Seafood and Pasta Restaurant was opened in May 1998 pursuant to a license agreement with Oceancam Inc., wherein the Company receives a license fee equal to 3% of gross fees less an advertising allowance.

On the one Company owned restaurant located in Pembroke Pines, Broward County, Florida, the Company receives a license fee based on the following scale: on monthly revenues of less than $100,000 a license fee equal to 3% of sales will be paid; monthly revenues over $100,000 to $150,000 4% of all sales will be paid as a license fee; monthly revenues over $150,000 to $200,000 5% of all sales will be paid as a license fee; monthly revenues over $200,000 6% of all sales will be paid as a license fee.

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

As a result of the decision to restructure its operations, the Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators. These licensing agreements would typically allow an existing restaurant chain or management team to convert and/or develop new restaurants utilizing the Cami s format in return for a license fee payable to the Company based on a percentage of sales. As noted above the first such agreement was entered into by the Company on June 1, 1995 whereby its joint venture partner, Cam Fam (formerly Family Steak Houses of Miami), licensed the Camis Seafood and Pasta restaurant concept. Pursuant to the agreement the licensor assumed operation of the Cami stores located in Pembroke Pines and South Miami on June 1, 1995. The license agreements have since been renewed with Cam Fam under the license structure noted above.

The Company agreed to place a sum from licensing fees payable to it equal to 1% of monthly sales into an escrow account to be used for future development materials. Such materials are to be developed by Family but belong to the Company. The Company agreed to place a sum equal to 1/2% of monthly sales into an escrow account to be used for a national advertising fund, such advertising materials to be developed by the Company in conjunction with Family and belong to the Company. The agreement further calls for all future licensed units to pay a flat license fee of 3% of monthly sales as well as a fee equal to 1/2% of monthly sales to be designated for the national advertising fund. For these units the Company agreed to place a sum equal to 1% of monthly sales into a escrow account to be used for future development materials. The agreement with Oceancam covering the newest Cami s location contemplates an advertising allowance equal to 2% of gross monthly sales during the first year of operations, going down to 1.5% in the second and subsequent years of the agreement.

Finally, the Company granted CamFam exclusive licensing rights for the Cami s concept in Dade and Broward counties. The Company hopes to use this licensing agreement as a model for its future expansion. As yet it has not negotiated with nor entered into similar arrangements with any other party.

The South Miami, Miami Lakes and Pembroke Pines restaurants are located in strip shopping centers, while the North Miami, West Miami and Cutler Ridge operations are in stand alone buildings. A strip center location may become disadvantageous if a center loses one or more tenants, such as a major anchor. The resulting loss of foot traffic could adversely impact the restaurant operated in the mall; however, the Company believes it has not, to date, experienced any loss of business in any such instance. The Company has not conducted nor sponsored any market research but, instead, has relied and will continue to rely on the judgment of its managers and consultants in identifying future restaurant sites. The Company seeks the best location, concentrating on (1) exposure to passing vehicular traffic, (2) easy access to major traffic arteries, (3) a population of 100,000 or more in a three-mile radius, and (4) a location within one-half mile of a national fast-food outlet such as McDonald's or Burger King.

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

ACQUISTION OF UPPER CANADA BEVERAGE

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

OTHER RESTRUCTURING ACTIVITIES

FOREST HILL CAPITAL

In December, 1995, the Company purchased 14% of the shares of Forest Hill Capital Corporation, a Canadian public company, for Canadian $250,000 (US$185,185). Forest Hill has four operating divisions: optical retailing, practice management, managed care and nutritional health. Forest Hill has 70 locations in Hudson's Bay and Zeller's department stores across Canada.

In addition, the Company loaned $1,610,426 to Forest Hill during the fiscal year ended February 29, 1996. Of the total amount loaned, $840,000 consisted of Company s common stock issued to creditors of a subsidiary of Forest Hill, and $770,426 in cash advanced for working capital purposes. Forest Hill used the cash to liquidate outstanding debt and pay trade creditors. On August 31, 1996 the Company and Forest Hill agreed to convert the outstanding debt to the Company into common stock of Forest Hill. As the result of that transaction the Company now owns approximately 4,256,000 shares of Forest Hill s common stock which trades on the Canadian Dealing Network, trading symbol (FHCC). As of October 31, 1998 Forest Hill has 13,479,093 shares outstanding.

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

Through its Nutritional Health Division, Forest Hill owns 31% of the shares of Virilite Neutracutical Corp (VNC) [Value Holdings owns 4.5% of the shares of VNC separately], a company developing and marketing a line of functional food and beverage products in the United States and Mexico under the name Terbo.

These productscontain a variety of proteins and nutrients directed at the health care market. Some the products will contain the dietary supplementVirilite, a protein derivative extracted from fertilized hens eggs which has been demonstrated in scientific studies to significantly increase in both men and women when ingested. This dietary supplement does not require FDA premarket approval before it is sold. The ingredient is covered under the Dietary Supplement Health Education Act of 1994 (DSHEA) which sought to eliminate the complicated patchwork of Federal regulation covering the nutraceutical and health supplement industry. Further, the FDA has not published final labeling rules or requirements in the Federal Register. The company does however place the disclaimer mentioned in the DSHEA on its labels.

VNC began production of its first product, the apple-cinnamon granola TERBO Energy Bar with Virilite in August 1997. Advertising to support the product began in September 1997 with ad placements in USA Today, Playboy, Esquire and on the Howard Stern Show. The bars were also featured in the Living Section of the Miami Herald on October 9, 1997.

During the test marketing VNC sold approximately 10,000 Terbo bars. However, the test marketing campaign did not produce significant enough revenues to continue production and VNC has not produced any new bars or line extensions while it seeks additional funding.

The Company has substantially written down the value of its investment in Forest Hill. See Item 6 and notes to the financial statements.

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


TRADEMARKS

The Company utilizes and is dependent upon certain federally - -registered trademarks, Cami s Seashells, the Seafood Place and Cami s Seashells, the Seafood Place and Design, which were assigned to the Company by Seashells in February 1992, and a service mark, Cami s Express. The Company, in 1994 has also registered the trademark Cami s Seafood & Pasta. The Company is not aware of any party who could validly contest such marks.

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

ITEM 2. PROPERTIES:

The Company s South Miami, Florida restaurant comprised 11,667 square feet in a strip shopping center. The lease, which was assigned to the Company, expired on March 31, 1997. The minimum monthly base rent was approximately $8,891 plus real estate, sales taxes and common area maintenance fees, the aggregate amount of which averages approximately $12,531 per month. The lease for the restaurant and executive office space was not renewed upon its expiration and Camfam entered into a new lease for the South Miami restaurant, to which the Company is not a party.

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

The Company has settled this suit as of June 1997 for the sum of $75,000 to be paid over 16 months and the issuance of 300,000 shares of stock. The Plaintiffs provided all Defendants with general releases and the Defendants provided the Plaintiffs with general releases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the shareholders of the Company during the fiscal year ended October 31, 1998.

PART II ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS:

The Company s Common Stock is currently traded in the over-the-counter market. The Company's Common Stock was traded on the NASDAQ Small Cap market from November 20, 1992 until August 9, 1996 when the stock of the Company was removed therefrom. Prior to such time it was traded in the over-the-counter market on the Electronic Bulletin Board. The following table sets forth the high and low bid quotations for the Common Stock for the last two fiscal years. These over-the-counter market quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Common Stock                                  High Low
------------                                  ---- ---
February 29, 1996                            $.28 $.09
March 1, 1996 - May 31, 1996                 $.09 $.01
June 1, 1996 - August 31, 1996               $.10 $.01
September 1, 1996 - November 30, 1996        $.10 $.01
December 1, 1996 - February 28, 1997         $.10 $.01
March 1, 1997 - May 31, 1997                 $.04 $.01
June 1, 1997 - August 31, 1997               $.03 $.001
September 1, 1997 - October 31, 1997         $.05 $.001
November 1, 1997 - January 31, 1998          $.02 $.005
February 1, 1998 - April 30, 1996            $.03 $.005
May 1, 1998 - July 31, 1998                $.0625 $.001
August 1, 1998 - October 31, 1998            $.01 $.001

On December 29, 1998, the closing bid price of the Common Stock as quoted on the Bulletin Board was $0.005.

Due to the Company s financial condition and inability to file its 10-K on time for Fiscal 1996 the Company was delisted from the NASDAQ Small Cap Market. Because of the Company s current financial condition there can be no guarantee or assurance that the Company can be relisted on the NASDAQ Small Cap Market.

As of October 31, 1998, the Common Stock was held by approximately 1,467 stockholders of record. The Company believes that the number of beneficial owners of the Company s Common Stock is in excess of 1,600 individuals.

The Company has never declared any cash dividend on its shares of Common Stock.The Board of Directors may declare dividends on its Common Stock from time to time, although it does not at present have any intention to do so.

The Company is obligated to pay dividends of $0.10 per share on its outstanding shares of Series A Preferred Stock. Dividends in arrears for the year ended October 31, 1998 amount to approximately $50,000. This is in addition to the 1997 and 1996 arrearage of approximately $150,000.

As of February 10, 1999 one Market Maker has been cleared by the NASD to post bid and ask prices for the Company's common shares on the OTC Bulletin Board.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

On October 31, 1997, the Company changed its fiscal year end from February 28th to October 31st, the fiscal year end of its unconsolidated foreign subsidiary. The fiscal period ended October 31, 1997, therefore, contains only eight months of operations, compared to a full year of operations in fiscal 1998.

Equity in Income of Unconsolidated Subsidiaries

The Company had a 32% interest in Forest Hill Capital Corp.
(FHCC) at October 31, 1998 and 36% interest at October 31, 1997, and accounted for its investment by the equity-method of accounting. Subsequent to year end FHCC issued an additional
1,764,706 shares, diluting the Comoany's interest to 28%.

FHCC is a company that operates a chain of retail optical stores throughout Canada.

On October 31, 1998 the Company adjusted investment in FHCC to market based on recent trading prices of the stock in the Canadian Stock Exchange (See Other Charges). Additionally, the Company has established a reserve of $571,000 and a corresponding charge to income in fiscal 1998 for the balance of the investment in FHCC, based on the Company's estimate of recoverability of its investment (See Other Charges).

Equity in earnings of Forest Hill for the fiscal period ended
October 31, 1998, before the write down was $(210,278), compared to $116,008 for the period ended October 31, 1997.
Restaurant Operations

The Company currently owns one restaurant which is managed by another Company under a licensing agreement that calls for monthly licensing fees ranging from 3% of sales under $100,000 to 6% of sales over $200,000, and receives licensing fees on five other restaurants under a licensing agreement that calls for monthly licensing fees of 3% of sales.

Licensing fee revenue for the fiscal periods ended October 31, 1998 and 1997, were $348,434 and $216,321 respectively. The Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators, whereby existing restaurant chains or management teams would convert and/or develop new restaurants utilizing the Cami s format in return for a license fee based on a percentage of sales. For this purpose the Company has placed a sum equal to 1% of monthly sales into an escrow account to be used for future development materials, and 1/2% of monthly sales into an escrow account to be used for a national advertising fund. Such materials are to be developed by the Company in conjunction with CamFam but belong to the Registrant. Future licensed units will pay a fee as a percentage of monthly sales to contribute to this fund. As of the date of this report the Company has not negotiated with or entered into similar arrangements with any other party.

Interest and Other Income

Other income for fiscal periods 1998 and 1997 includes $11,173 and $6,337, respectively of interest income on notes receivable.

COSTS AND EXPENSES

Selling, and administrative expenses for the year ended October 31, 1998 were $352,582 compared to $240,466 for the period ended
October 31, 1997. The increase was due primarily to higher professional and consulting fees incurred in relation to pending acquisitions.

Depreciation for the fiscal periods ended October 31, 1998 and 1997 was $52,979 and $42,289 respectively.

Amortization of intangible assets for fiscal periods ended October 31, 1998 and 1997 were $202,169 and $134,779 respectively.

Other Income and (Charges)

Interest expense for the fiscal year ended October 31, 1998 was $109,251 compared to $43,353 for the period ended in 1997. The increase was due primarily to interest on debt incurred to settle payroll and sales taxes owed (see extinguishment of debt below).



Subsequent to year end, the Canadian taxing authorities imposed a garnishment for unpaid taxes against the optical division of FHCC. Due to the significance of the amount of unpaid taxes in relation to the carrying value of the investment, FHCC's inability to pay its employees and take new orders, and other concerns, including estimated recoverability, managment of the Company has established an allowance of $571,000 and a corresponding amount has been charged to operations in fiscal year ended October 31, 1998.

During the fiscal year ended October 31, 1998 the Company adjusted the carrying value of its investment in Forest Hill Capital Corporation to market based on the current trading prices of the stock in the Canadian Stock Exchange. (See Equity in Unconsolidated Subsdiaries). The write down resulted in a charge to income of $1,758,094.

During fiscal period ended October 31, 1997, the Company sold
60,000 shares of FHCC common stock to raise operating funds at a loss of $23,611, reducing its interest in FHCC from 40% to 36%.

Extraordinary Items

The Company settled a lawsuit it was involved in of as of October
31, 1997 for $15,000 plus 500,000 shares of the Company s common stock. The settlements were accrued for and charged to income in fiscal period ended October 31, 1997.

During fiscal period ended October 31, 1997 the Company recognized credits to income of $1,199,647 from extinguishment of debt relating to the restaurant operations, mainly accrued payroll and sales taxes. The settlement of the outstanding tax liabilities was paid using the proceeds of a loan from private sources in the amount of $475,000 Canadian Dollars (approximately $307,434 US Dollars). The loan is payable in equal monthly installments of interest only with a maturity date of June 15, 1999. The interest rate is 15%. The loan is secured by a General Security Agreement covering all the assets of the company including the company s licensing agreements with Cam Fam. Additionally, 3,125,000 shares of Forest Hill Capital Corporation held by the company were pledged as security.














Liquidity and Capital Resources

The following table presents a summary of the Registrant's cash flows for the last two fiscal periods:

                                       12 months     10 months
                                         ended         ended
                                       October 31,   October 31,
                                         1998           1997
                                       ----------    ----------

  Net cash provided (required)
    by operating activities           $ 329,137        $ 37,851
  Net cash provided (used) by
    investing activities                (26,800)          6,397
  Net cash provided by financing
    activities                          335,475          44,902
                                        -------        --------
  Net increase (decrease) in cash     $ (20,462)       $ 13,448
                                        =======        ========

The financial resources of the Registrant have been provided by cash flows from financing activities.

In fiscal periods ended October 31, 1998 and 1997, the Registrant's operating activities generated a negative cash flow of $329,137 and $37,851, respectively.

Net cash provided (used) by investing activities amounted to $(26,800) in fiscal year ended October 31, 1998 and $8,397 in fiscal period ended October 31, 1997. For fiscal year ended October 31, 1998 net cash used by investing activities was for repayment of loans to affiliates. For fiscal period ended October 31, 1997, net cash provided by investing activities was composed primarily of proceeds from sale of unconsolidated subsidiary.

Net cash provided by financing activities in fiscal year ended
October 31, 1998 amounted to $335,475, primarily from stockholders' and related party borrowings. Net cash provided by financing activities during the fiscal period ended October 31, 1997 was $44,902, primarily from stockholders' borrowings.

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

The Registrant's current objective is to grow through the acquisition of other profitable businesses. The Company also plans to continue raising funds from private placements of its common stock. Ability to Continue as a Going Concern The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as reflected in the consolidated financial statements, the Company incurred a loss of $2,896,746 during the fiscal year ended October 31, 1998 and has a working capital deficiency of $1,354,430 as of such date. These conditions, absent successful effectuation of management s plans, raises substantial doubt as to the ability of the Registrant to continue as a going concern. Management s plans with regard to these matters encompass the following actions:

  1. Acquisition of new business

     The Company plans to make strategic acquisitions of other profitable businesses as the opportunities develop. The Company has an agreement in principle to purchase most of the assets of John Ziner Lumber Ltd., a Canadian corporation. The Purchase Price is $20,176,995 (Canadian Dollars)

     Financing for the transaction is being provided by certain term loans and lines of credit provided by BNY Financial - Canada, a subsidiary of the Bank of New York. This transaction has not closed and is subject to change and/or termination by the parties.

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





ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements set forth in F-1 through F-22 hereof which are hereby incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company s Current Reports on Form 8-K dated May 6, 1997 and May 9, 1997 reporting a change of accountants are incorporated by reference. The resignation of the company s auditor as reported on Form 8-K were for reasons other than those relating to the Company.

                        PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following persons are the executive officers and directors as of October 31, 1998.

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


Alison Rosenberg Cohen was named President of the Company in September 1991 and had served in such capacity until May 1995 when she stepped down to become Vice President of Marketing and Anthony Pallante became president of the Company. On December 3, 1996, upon Mr. Pallante s resignation as president of the Company, Ms. Cohen was elected as interim president. She was elected a Director of the Company in June 1990. From 1988-1991 Ms. Cohen held various positions with the Company and with its predecessor, Seashells, Inc. Ms. Cohen graduated from the University of Miami in 1988 with a B.S. in advertising and marketing. She is the daughter of Leonard Rosenberg, a former officer and director of, and now a consultant, to the Company.
Eugene Bialys was elected a Director of the Company in June 1994. For more than 35 years Mr. Bialys has been involved in the men's clothing industry. From 1958 - 1992, Mr. Bialys was the owner and operator of the Male Shop Limited in Toronto, Ontario. Since 1992, Mr. Bialys has acted as a consultant to businesses involved in the men's clothing industry.

Ida Ovies has been the Chief Financial Officer of the Company since 1994. Ms. Ovies received a BA in Accounting in 1979, from the University of Puerto Rico in San Juan, Puerto Rico. Ms. Ovies also received a Master of Science and Taxation in 1983 from the Florida International University in Miami, Florida. Ms. Ovies is a licensed CPA and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Ms. Ovies has over twenty years of practice in both public and private accounting.

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

ITEM 10. EXECUTIVE COMPENSATION.

During the fiscal year ended October 31, 1999, none of the executive officers received compensation in the form of salary and/or bonus in excess of $100,000. The following table sets forth certain information with respect to compensation for services paid by the Company for the past three fiscal years to or on behalf of the Company's executive officers who were executive officers at October 31, 1998. In addition, the table below sets forth the anticipated compensation to be paid to the Company's executive officers in Fiscal 1999.


                      Summary Compensation Table
                      --------------------------

Name and Principal      Fiscal
  Position              Year-                        Other Annual
                         End      Salary    Bonus    Compensation
------------------     ------     ------    -----    ------------

Alison Rosenberg      10/31/98  $ 38,675
Cohen, Interim        10/31/97  $ 17,000
President              2/28/97  $ 39,850

Ida Ovies, Chief      10/31/98  $ 18,200
Financial Officer     10/31/97  $ 10,300
                       2/28/97  $ 20,000

                      Summary Compensation Table
                      --------------------------

Name and Principal     Fiscal         Awards            Payments
Position                Year-    Restricted   Options     LTIP
                        End        Stock      /SARS     Payments
------------------     ------    ----------  --------   ---------

Alison Rosenberg      10/31/98
Cohen, Vice           10/31/97
President              2/28/97

Ida Ovies, Chief      10/31/98
Financial Officer     10/31/97
                       2/28/97

---------------------

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

GRANT OF OPTIONS

As of October 31, 1997, the following options have been granted pursuant to the provisions of the Plan. None of such options have been exercised.

               Incentive    Non-qualified    Date of    Exercise
  Name          Options       Options         Grant      Price
------------   ---------    -------------    -------    --------

Alison Rosenberg
 Cohen             -0-          200,000      2/23/95      $ .25

John Cami          -0-          100,000      2/23/95      $ .25

Richard Cami       -0-          100,000      2/23/95      $ .25

Frances Bonilla    -0-           50,000      2/23/95      $ .25

Ida Ovies          -0-           50,000      2/23/95      $ .25

Brenda Sepulveda   -0-           50,000      2/23/95      $ .25

Holly Leinwand     -0-           50,000      2/23/95      $ .25



ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company s Common Stock beneficially owned as of October 31, 1998 by (i) the owners of more than five percent (5%) of the Company s Common Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common Stock owned by all officers and directors as a group:




Name and Address of       Number of Shares of       Percentage of
Beneficial Owner (1)         Common Stock           Common Stock
-------------------       -------------------       -------------

Alison Rosenberg Cohen (2)        500,000                0.90%

Eugene Bialys (3)                  83,000                0.67%

Francis Bonilla (4)                50,000                0.01%

Ida Ovies (5)                      50,000                0.01%

All Executive Officers and
  Directors as                    683,000                1.80%
   a Group
  (4 persons) (6)

(1) The address for all officers and directors of the Company is c/o Value Holdings, Inc., 2307 Douglas Road, Ste 400, Miami,
Florida 33145.

(2) Includes 110,000 shares of Common Stock beneficially owned by Alison Rosenberg Cohen and 390,000 options to purchase shares of Common Stock which are immediately exercisable.

(3) Includes 83,000 shares of Common Stock beneficially owned by Eugene Bialys.

(4) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(5) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(6) Includes 193,000 shares of Common Stock and 490,000 options to purchase shares of Common Stock immediately exercisable.



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

On February 23, 1995, the Company issued 300,000 options under the Plan as follows: Alison Rosenberg Cohen (Vice President) 200,000; Francis Bonilla (Secretary) 50,000; Ida Ovies (Chief Financial Officer) 50,000. All of such options are exercisable at $.25 per share. In addition, on February 23, 1995, the Company issued 250,000 options to purchase shares of Common Stock to each of Dino Genise and Eugene Bialys, Directors of the Company. Such options are exercisable at $.25 per share.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a) 1. Financial Statements.

    (i) Reports of Independent Certified Public Accountants;
   (ii) Consolidated Balance Sheets as of October 31, 1998
  (iii) Consolidated Statements of Operations for the eight months and year ended October 31, 1997, February 28, 1997;
   (iv) Consolidated Statement of Stockholders' Equity for the eight months and year ended October 31, 1997, February 28,
      1997;
    (v) Consolidated Statements of Cash Flows for the eight months and year ended October 31, 1997, February 28, 1997;
   (vi) Notes to Consolidated Financial Statements.

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

   10.36 Share Purchase Agreement dated December 31, 1994 among Cyril Levenstein, Marilyn Levenstein, Steven Levenstein, Karen Sokoloff, Richard Levenstein, the Levenstein Family Trust (collectively, the Vendors) and the Company and Readyfoods Acquisition Corp., an Ontario corporation (RAC) (Incorporated by reference to Form 8-K dated February 24,
         1995).

   10.37 First Amendment to Share Purchase Agreement dated December 31, 1995 among the Vendors, Company and RAC (Incorporated by reference to Form 8-K dated February 24, 1995).

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

Dated: Coral Gables, Florida
October 31, 1998

                                   VALUE HOLDINGS, INC.

February 9, 1999                   By: /s/ Alison Rosenberg Cohen
                                           Alison Rosenberg Cohen,
                                           Interim President-
                                           Vice President

February 9, 1999                   By: /s/ Ida Ovies
                                           Ida Ovies,
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons above in the capacities and on the dates indicated.

 SIGNATURE                          DATE               TITLE
-----------                         ----               -----

/s/ Alison Rosenberg Cohen   February 9, 1999    Interim President
    Alison Rosenberg Cohen                       -Vice President &
                                                 Director

/s/ Eugene Bialys              Februaru 9, 1999      Director
    Eugene Bialys

/s/ Ida Ovies                  February 9, 1999    Chief Financial
    Ida Ovies                                         Officer























                      VALUE HOLDINGS, INC.

                     FINANCIAL STATEMENTS

             FOR THE YEAR ENDED OCTOBER 31, 1998











































                       VALUE HOLDINGS, INC.

                       TABLE OF CONTENTS


                                                         PAGE

REPORT OF INDEPENDENT AUDITORS                            F-1


CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                             F-2

Statements of Operations                                  F-3

Statements of Stockholders' Equity                        F-4

Statements of Cash Flows                           F-5 to F-7


Notes to Consolidated Financial Statements         F-8 to F-22






























                  REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Value Holdings, Inc. and its Subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Value Holdings, Inc. ( the Company ) and its Subsidiaries as of October 31, 1998, and the related consolidated statements of operations, shareholders equity and cash flows for the year in the period ended October 31, 1998 and the eight months ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Holdings, Inc. and its Subsidiaries as of October 31, 1998, and the consolidated results of its operations and its cash flows for the year in the period ended October 31, 1998 and the eight months ended October 31, 1997, in conformity with generally accepted accounting principles.

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



/s/ Infante, Lago & Company
January 19, 1999

                             F-1
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                           ASSETS
                                                 October 31,
                                                    1998
CURRENT ASSETS
 Accounts receivable                           $     27,261
 Prepaid expenses and other assets                   29,602
                                                   --------
   TOTAL CURRENT ASSETS                              56,863
                                                   --------
INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET        3,993
PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION                           24,711
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES
   ACQUIRED, NET OF ACCUMULATED AMORTIZATION        439,167
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION  105,752
NOTE RECEIVABLE - AFFILIATE                         120,400
                                                  ---------
     TOTAL ASSETS                            $      750,886
                                                   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $      163,827
 Accrued liabilities, other                         535,522
 Note payable, related party                        307,404
 Note payable and advances to stockholders          404,540
                                                  ---------
TOTAL CURRENT LIABILITIES                         1,411,293
                                                  ---------
DEFERRED GAIN ON SALE                                86,251
LONG-TERM LIABILITY, STOCKHOLDERS                   287,874

STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.0001;
 20,000 shares authorized; 750,000 issued
 and outstanding at October 31, 1997 at
 liquidation value                                  750,000
Common stock, par value $.0001; 180,000,000
 shares authorized; issued and outstanding
 56,806,068 at October 31, 1998                       9,230
Capital in excess of par                         14,210,466
Accumulated deficit                             (16,004,228)
                                                -----------
TOTAL STOCKHOLDERS' DEFICIT                      (1,034,532)
                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      750,886
                                                ===========
The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report.
                                F-2
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Year    For the Eight
                                     Ended         Months Ended
                                   October 31,     October 31,
                                     1998            1997
Revenues

Equity (loss) in earnings
 -unconsolidated subsidiaries   $   (210,278)    $    116,008
Licensing fee                        348,434          216,321
Interest and other income             11,173            6,337
                                    --------         --------
                                     149,329          338,666
                                    --------         --------
Costs and Expenses

General and administrative           352,582          240,466
Depreciation                          52,979           42,289
Amortization, intangible assets      202,169          134,779
                                    --------         --------
                                     607,731          417,534
                                    --------         --------

Loss Before Other Income (Charges)  (458,401)         (78,868)

Other Income (Charges)
Interest expense                    (109,251)         (43,353)
Provision for losses in affiliates  (571,000)          - 0 -
Write down of investment in
  affiliate                       (1,758,094)          - 0 -
Loss on disposition of interest
  in investee                         - 0 -           (23,611)
                                   ---------        ---------
Loss From Continuing Operations
  before extraordinary items      (2,438,345)         (66,964)

Litigation Settlement                 - 0 -           (35,000)
Write Off of Liabilities              - 0 -         1,199,647
                                   ---------        ---------
Net Income (Loss)             $   (2,896,746)     $ 1,018,815
                                   =========        =========

Weighted Average Number Of
  Shares Outstanding              63,030,642       55,904,844
Net Income ( Loss)  Per Share          (0.01)            0.01


The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report.

                                F-3
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                               Common
                                               Stock       Note
                      Preferred    Common   Conversion  Receivable
                        Stock      Stock      Rights    Affiliate
                      ----------  --------  ----------  ----------


Eight Months Ended
October 31, 1997     $ 750,000   $  5,440    $   -0-    $    -0-

Issuance of common
 stock                                240
Dividends accrued
Net Income
                       --------     ------     --------    -------

Balance October 31,
1997                 $ 750,000    $  5,680   $   -0-     $    -0-

Issuance of common
 stock                               3,550
Dividends accrued
Deferred consulting
 agreements
Net Income
                       --------     -------    --------    -------

Balance October 31,
1998                  $ 750,000    $  9,230  $    -0-     $    -0-
                       ========     =======    ========    ========
















The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report.

                                F-4
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                                                        Dividends
                      Capital In             Deferred  on Preferred
                    Excess of par  Deficit  Consulting    Stock
                    ------------- --------- ----------  ----------


Eight Months Ended
October 31, 1997   $ 13,821,256 $(13,766,194) $  -0-    $ (75,000)

Issuance of common
 stock                   47,760
Dividends accrued                                         (50,000)
Net Income                         1,018,815
                     ----------  -----------   --------  ---------

Balance October 31,
1997               $ 13,859,016 $(12,747,379) $  -0-     $(125,000)

Issuance of common
 stock                  351,450
Dividends accrued                                          (75,000)
Deferred consulting
 agreement                                     (156,731)
Net Income                        (2,896,746)
                     ----------  -----------  ---------   --------

Balance October 31,
1998               $ 14,210,466 $(15,644,125) $(156,731) $(200,000)
                    ===========  ===========   ========   ========
















The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report.

                                F-4
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                                          Currency
                                          Exchange      Total
                                         ----------  ----------


Eight Months Ended
October 31, 1997                          $ ( 3,372) $  722,130

Issuance of common
 stock                                                   46,000
Dividends accrued                                       (50,000)
Net Income                                            1,018,815
                                            --------  ---------

Balance October 31,
1997                                      $  ( 3,372) $1,738,945

Issuance of common
 stock                                                   355,000
Dividends accrued
(75,000)
Deferred consulting
 agreement                                              (156,731)
Net Income                                            (2,896,746)
                                           ---------   ---------

Balance October 31,
1998                                     $  ( 3,372) $(1,034,532)
                                           =========   =========















The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report.

                                F-4
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS


                                   For the Year    For the Eight
                                      Ended         Months Ended
                                   October 31,      October 31,
                                      1998             1997

Cash flows from operating activities:

Net Income (loss) from continuing
 operations before extraordinary
 credit                          $  (2,896,746)   $  1,018,815
Adjustments to reconcile net
 income from operations to
 net cash provided by (used in)
 operations:
   Extraordinary credit                 - 0 -       (1,199,647)
   Depreciation                         52,979          42,291
   Amortization, intangible assets
   and goodwill                        202,168         134,779
   Dividends, in preferred stock       (75,000)           -0-
   Loss on disposition of shares in
   unconsolidated subsidiary            - 0 -           23,611
   Equity in earnings of unconsolidated
   subsidiary                          210,278        (116,008)
   Write-down investment in
   equity-method investee            1,758,094           - 0 -
   Provision for losses in affiliate   571,000           - 0 -
   Deferred consulting agreement      (156,731)          - 0 -
   Expenses paid by issuance of
   common stock for services           355,000          48,000

   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Accounts receivable                (1,170)         (4,431)
     Prepaid expenses and other        (10,835)          4,666
   Increase (decrease) in
     Accounts payable                  (14,316)         44,752
     Accrued liabilities               (67,888)        (34,679)
     Other                            (255,970)          - 0 -
                                    -----------      ----------
Net cash used in operating
 activities                           (329,137)        (37,851)
                                    ----------       ----------

The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report

                                F-5
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
             CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                   For the Year    For the Eight
                                      Ended         Months Ended
                                   October 31,      October 31,
                                      1998             1997


Cash flows from investing activities:

 Proceeds from sale of stock of
  unconsolidated subsidiary            - 0 -           26,797
 Advances to related company           - 0 -          (20,400)
 Repayment of loans - affiliates     (26,800)           - 0 -
                                   ---------         --------
Net cash provided by (used in)
 investing activities                (26,800)           6,397
                                   ---------         --------
Cash flows from financing activities:
 Proceeds from stockholder
 borrowings                            58,518          73,402
 Proceeds from related party          304,707           - 0 -
 Payments on debt                     (27,750)        (28,500)
                                    ---------        --------
Net cash provided by financing
 activities                           335,475          44,902
                                    ---------        --------

Net increase (decrease) in cash       (20,462)         13,448

Cash at beginning of the year          20,462           7,014
                                    ---------        --------
Cash at end of the year          $      - 0 -      $   20,462
                                    =========        ========














The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report.

                           F-6
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
           CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                  For the Year    For the Eight
                                      Ended        Months Ended
                                   October 31,     October 31,
                                      1998            1997


Supplemental disclosure of cash flow information:

Cash paid during the year
 for interest:                      $   35,246    $   25,311

Non-cash investing and
 financing activities

Stock issued for consulting
 services
  Officer/stockholder/director      $   355,000   $   48,000




























The accompanying notes are an integral part of these financial statements. The financial statements and the notes should be read in conjunction with the accountants' report.






                           F-7
     Value Holdings, Inc. and its Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Value Holdings, Inc. and its Subsidiaries (the Company) is in the business of acquiring businesses with the goal of building well-run, independent subsidiaries who have solid market niches.
In addition to U.S. operations, the Company has invested in a Canadian company which operates retail optical stores (See Note 3).

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s, The Seafood Place) primarily in South Florida (Dade and Broward counties). On that date, the Company licensed the operations of the restaurants to an independent operator (See
Note 5).

 As of October 31, 1998, the Company had a 32% interest in Forest Hill Capital Corporation ( FHCC ). FHCC operates a chain of retail optical stores throughout Canada. The Company has been accounting for its investment in FHCC under the equity method of accounting for long term investments (See Note 3).


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. During 1997, the Company changed its reporting year end to October 31. The accompanying statements of operations reflect the operations of the Company for the year ended October 31, 1998 and the eight months ended October 31, 1997.

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

It is the Company s policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management s plans with regard to future operations (See Note 2), and represent management's best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company's investment in the goodwill and other long-lived assets.

INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years.

NET INCOME (LOSS) PER COMMON SHARE

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 55,904,844 shares as of October 31, 1997 and 63,030,642 shares as of October 31, 1998. All calculations of shares give effect to the reverse stock split effected in August 1992.


                       F-9
     Value Holdings, Inc. and its Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATION

Certain prior period amounts within the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.


NOTE 2.   SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the eight months ended October 31, 1997 and the year ended October 31, 1998 the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net income of $1,018,815 for the eight months ended October 31, 1997 and net losses of $2,896,746 for the year ended October 31, 1998. The net income for the eight months ended October 31, 1997 is primarily due to the reversal of accrued liabilities that the Company believes are not due by the Company or have been settled, and not as a result of operations. The net losses for the year ended October 31, 1998 is primarily the result of the write down of the investment in an unconsolidated subsidiary and a provision for losses. The Company's consolidated financial position reflects a working capital deficiency of $1,354,430 at October 31, 1998. Because of the Company s deteriorating financial condition, the Company was notified in August 1996 by NASDAQ Stock Market of its decision to delete the Company s securities from the exchange.

The Company had a significant investment in an affiliate, FHCC, (See Note 3) which generated approximately 77 percent of its revenues for the year ended October 31, 1997 from the sale of optical stores . The majority of the stores have been sold as of October 31, 1997. Future revenue is dependent upon the affiliate developing more stores for future sale. The affiliate s financial ability to develop stores for future sales cannot be determined at
this time.   As of October 31, 1998 the investment in affiliate
(See Note 3) was written down to fair market value due to the inability of the Company to justify the carrying amount of the investment. The fair market value was determined based on the asking price for the stock reflected on the Canadian OTC Exchange. Subsequent to year end, the Canadian taxing authorities imposed a garnishment for unpaid taxes against the optical division of FHCC. Due to the significance of the amount of unpaid taxes in relation to the carrying value of the investment, FHCC s inability to pay its employees and take new orders, and other concerns, including
                        F-10
      Value Holdings, Inc. and its Subsidiaries

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
(CONTINUED)

GOING CONCERN CONSIDERATIONS (CONTINUED)


estimated recoverability, management of the Company has established an allowance of $571,000 and a corresponding amount has been charged to operations for the year ended October 31, 1998.

The Company has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (See Notes 5 and 6).

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management s plans with regard to these matters encompass the following actions:

 1.  Licensing of restaurant operations


Effective June 1, 1995, the Company entered into a licensing agreement whereby it licensed the operations of its restaurant operations to an independent operator. The Company expects that this licensing agreement should result in net cash flows from operating activities over the term of the agreement. This agreement was renewed on March 1, 1997 and expires March 1, 2002. Additionally, a sixth Cami s Seafood and Pasta Restaurant was opened in May 1998 pursuant to a license agreement with an unrelated third-party.


2.   Equity infusion from sale of securities

The Company plans to raise equity funds from private placements of its common stock, and plans to sell additional shares of common stock in a proposed public offering. From the proceeds of these anticipated public offering the Company plans to pay outstanding liabilities and continue to explore acquiring potentially profitable businesses (See note 20).

3.   Stockholder financing

Certain stockholders of the Company have provided financing by
means of debt financing.  The Company   expects that these
stockholders will continue to provide financing for the Company by means of additional debt or equity financing.
                        F-11
      Value Holdings, Inc. and its Subsidiaries

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
(CONTINUED)

GOING CONCERN CONSIDERATIONS (CONTINUED)


The eventual outcome of the success of management s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.   INVESTMENTS IN AFFILIATED COMPANIES
                                                As of
  Investments in Affiliated Companies:       October 31,
                                                1998

  a) Forest Hill Capital Corporation      $     468,247
  b) Virilite Neutracutical Corporation          68,746
  c) 660407 Alberta, Ltd.                        38,000
                                             ----------
                                                574,993
Less: Provision for losses                     (571,000)
                                             ----------
                                          $       3,993
                                             ==========
In its effort to make strategic investments in other profitable businesses, the Company acquired 14% of the shares of Forest Hill Capital Corporation (FHCC), a Canadian public company for an investment of $185,185 (U.S.) (Canadian $250,000) during December 1995.

In addition, during the fiscal year ended February 1996,  the
Company loaned   $1,610,426 (U.S.) to FHCC which was made up of
$770,426 in cash to satisfy the working capital needs of FHCC and common stock of the Company, valued at $840,000 and given to creditors of FHCC's subsidiary to satisfy unpaid balances.

During August 1996, FHCC repaid the loan of $1,610,426 and accrued interest of $83,771 by issuing common stock of FHCC to the Company.

At February 28, 1997, the Company owned approximately 40% of the outstanding common stock of FHCC and accordingly, accounted for its investment by the equity-method of accounting. At February 28, 1997, the Company adjusted its investment in Forest Hill Capital Corporation to market based on recent trading prices of the stock in the Canadian Exchange. This write down was reflected in the consolidated statement of operations for the year ended February 28, 1997. During April 1997, the Company sold 60,000 shares of
                          F-12
      Value Holdings, Inc. and its Subsidiaries

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

FHCC for $26,797. Loss from disposition of these shares amounted to $23,611 which has been reflected in the accompanying consolidated statement of operations for the eight months ended
October 31, 1997.

Due to the uncertainty regarding the ultimate recovery of the investment in FHCC, the Company recorded an approximate $1.76 million asset write down, which is included in the Company s consolidated results of operations in 1998. As of October 31, 1998, the Company owns approximately 32% of FHCC. Subsequent to year end, FHCC issued an additional 1,764,706 shares. This diluted the Company s interest to 28%. Refer to Note 2 for discussion on the estimated recoverable value of this investment.

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


NOTE 4.   PROPERTY AND EQUIPMENT

                                               October 31,
                                                  1998

Furniture, fixtures and equipment              $  435,311
Leasehold improvements                             29,101
                                                ---------
                                                  464,412
Accumulated depreciation                         (439,701)
                                                ---------
                                               $   24,711
                                                =========



                           F-13
        Value Holdings, Inc. and its Subsidiaries

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

These agreements were renewed on March 1, 1997. The Company is to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over $200,000. The licensing agreement is for an initial term of five years, with an option on the part of the licensee to renew the agreement for an additional five years. As a result of this change in method of utilizing its restaurant facilities, the Company has re-evaluated the recoverability of goodwill. Such goodwill has been evaluated based upon management s estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement. This agreement was renewed on March 1, 1997 and expires March 1, 2002.

The Company has reduced the amortization period in conjunction with the licensing agreement to six years. Amortization expense for the eight months ended October 31, 1997 and for the year ended October 31, 1998 concerning goodwill arising from the purchase of its restaurant locations was $113,333 and $170,000, respectively.


NOTE 6.   INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from
5 to 10 years.
                                           October 31,
                                              1998

Leasehold interests                     $     117,583
Customer lists                                105,000
Liquor licenses                               120,000
                                            ---------
                                              342,583
Accumulated amortization                     (236,831)
                                            ---------
                                         $    105,752
                                            =========


                         F-14
       Value Holdings, Inc. and its Subsidiaries

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   NOTE PAYABLE, RELATED PARTY

The Company has a note payable to Capbanx Corporation, a Company related to the former President of the Company who is also related to the current Vice President, which has an outstanding balance of $307,404 as of October 31, 1998. The note bears an interest rate of 15% and is due on December 31, 1998. This note payable has been renewed and will be due June 15, 1999.


NOTE 8.   NOTES PAYABLE AND ADVANCES TO STOCKHOLDERS

                                             October 31,
                                                1998

Advances to stockholders                   $    22,742
Notes payable to various stockholders;
interest at 12% in 1998                        381,798
                                             ---------
                                           $   404,540
                                             =========

NOTE 9.   LONG-TERM DEBT
                                              October 31,
                                                 1998

Note payable, stockholder                  $    287,874
                                             ==========

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

As collateral for the note, the Company has pledged an interest in substantially all of its assets. This obligation has been subordinated to the note payable, related party (see Note 7 ).

Annual maturities of long-term debt at October 31, 1998 for each of the succeeding five years are summarized as follows:
                          F-15
       Value Holdings, Inc. and its Subsidiaries

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   LONG-TERM DEBT (CONTINUED)

Year Ending October 31:

        1999                  $    20,836
        2000                        3,712
        2001                      263,326
                                 --------
                              $   287,874
                                 ========

As of October 31, 1998, the note is in default. No payment has been made since the inception of the note, and management has no plan in place concerning repayment terms. A waiver has been obtained by the Company from this stockholder in connection with the current payment terms of this note.


NOTE 10.   PAYROLL TAXES

The Company reversed payroll and sales tax liability, including penalties and interest, in the amount of $824,191 which had been recorded in prior years and recorded it as income in the accompanying consolidated statement of operations for the eight months ended October 31, 1997 as an extraordinary item. Management reversed this portion of the accrued liability after settling with the Internal Revenue Service for the trust fund portion of the employment tax liabilities owed by the officers. In the opinion of management and legal counsel the chances of the Internal Revenue Service and the Department of Revenue for the State of Florida collecting this unpaid portion from the Company for liabilities of a former subsidiary is remote.


NOTE 11.   ACCOUNTS PAYABLE

                                            October 31,
                                               1998


Accounts payable, trade                 $     163,827
                                            =========

The Company recorded income of $375,456 by writing off accounts payable representing aged outstanding vendor bills. These bills were dormant and no collection attempts have been made by the creditors. This write-off has been included in the accompanying statement of operations for the eight months ended October 31, 1997
as an extraordinary item.     F-16
       Value Holdings, Inc. and its Subsidiaries

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.   ACCRUED LIABILITIES, OTHER

                                             October 31,
                                                 1998

Accrued dividends                           $   200,000
Accrued interest - stockholders                 161,581
Accrued consulting fees                         136,278
Other accrued liabilities                        37,663
                                              ---------
                                            $   535,522
                                              =========

NOTE 13.   COMMON STOCK, WARRANTS AND STOCK OPTIONS

STOCKS ISSUED TO FORMER PRESIDENT

On the sale of Upper Canadian Beverage, a former President, Mr.
Pallante, was issued 3,200,000 shares for $786,666 in lieu of giving up certain stock conversion rights that were issued originally as part of his employment agreement.

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

Additionally, in connection with a private placement tendered during 1994, the Company issued warrants to purchase a total of 70,770 shares of common stock at a price of $1.50 per share, exercisable until September 1998. The warrants that were exercisable September 1998 expired.

During the year ended February 28, 1995, the Company issued warrants to purchase an aggregate of 910,000 shares of common stock in connection with various loans made to the Company, including 140,000 shares to the Company's former president. These warrants are exercisable for a period of five years at an exercise price of $.1875 per share.

                            F-17
       Value Holdings, Inc. and its Subsidiaries

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.   COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

Service warrants                 $  3,750,000
Service warrants to stockholder       500,000
Directors' warrants                   500,000
Employee warrants                     350,000
Other warrants including 200,000
 to a former president                250,000
                                   ----------
                                 $  5,350,000
                                   ==========

On December 1, 1995, the Company issued warrants to purchase up to 1,250,000 shares of its common stock at a price of $ 0.15 per share for a period of three years in connection with the acquisition of the Indian motorcycle license. These warrants have expired.

STOCK OPTION PLAN

On March 30, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan, subject to shareholder approval. A maximum of 1,000,000 shares of common stock are reserved for award under this plan. The plan provides, among other things, that the exercise price of an incentive stock option shall be at least 110% of the fair market value at date of grant if granted to a 10% shareholder, and 100% of the fair market value at date of grant to any other person. No shares have been issued under the terms of this plan.


NOTE 14.   PREFERRED STOCK
On July 29, 1994, the stockholders approved an amendment to the Articles of Incorporation which provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred stock having a par value of $.0001 per share and 180,000,000 shares of common stock having a par value of $.0001 per share. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, and to establish, from time to time, the number of shares to be issued in each such series and to determine and fix the designations, powers, preferences and rights of the shares of each such series.

The Company entered into a Preferred Stock Purchase as of December 30, 1993, which provides for the sale and issuance of 750,000 shares of Series A Preferred Stock for $750,000. The Series A
                          F-18
       Value Holdings, Inc. and its Subsidiaries

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.   PREFERRED STOCK (CONTINUED)


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

As of October 31, 1998, dividends were in arrears on the preferred stock amounting to approximately $200,000.


NOTE 15.   COMMITMENTS

EMPLOYMENT AGREEMENTS

On January 15, 1996, the Company entered into a Consulting Agreement with Leonard Rosenberg, the father of Alison Rosenberg Cohen, Vice President of the Company. Under the terms of the Consulting Agreement, Mr. Rosenberg is to provide advice to the Company with respect to management, marketing, strategic planning, corporate organization and structure, and financial matters in connection with the operations of the businesses in which the Company is engaged. In return, the Company issued to Mr. Rosenberg 1,500,000 shares of the Company's common stock and registered these shares for sale under the Securities Act of 1933.


NOTE 16.   PENDING LITIGATION

The Company is subject to certain other pending litigation which arose in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.







                          F-19
     Value Holdings, Inc. and its Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17.   INCOME TAXES

The following temporary differences give rise to a deferred tax asset at October 31, 1998:

Excess of financial over tax
accounting for amortization of goodwill        $    204,000

Capital losses expensed for financial
accounting purposes but available to
offset future capital losses for tax purposes  $  1,144,442

Section 1231 losses expensed for financial
accounting purposes but available to offset
future gains for tax purposes                  $    595,590

Equity in losses of unconsolidated
subsidiaries, net of write-down of
investment to market                           $  1,341,993

Deferred consulting fees                       $    156,731

No deferred tax asset or liability has been provided for as of October 31, 1998 because there can be no assurance of future earnings and there are net operating losses to offset future taxable income. The extraordinary items reflected on the accompanying consolidated statement of operations for the eight months ended October 31, 1997 are not tax effected due to the benefits that are available to offset any future tax liability.

No provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured. The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At October 31, 1998, the Company had net operating loss carry forwards for income tax purposes of approximately $11,440,000 which expire at various years to 2011.






                         F-20
     Value Holdings, Inc. and its Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18.   RELATED PARTY TRANSACTIONS

As of October 31, 1998 and October 31, 1997, the Company has accrued consulting fees in the amount of $136,278 and $221,300 due to Gemini Integrated Financial Services Corp., respectively, which is an entity owned by the former President of the Company.


NOTE 19.   LITIGATION SETTLEMENT

The Company was involved in a lawsuit filed in June 1994 in the Circuit Court for Dade County, Florida in which the plaintiff alleged that the Company s wholly-owned subsidiary, Cami Restaurant Corp. and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff sought damages in excess of $4,600,000, interest and attorney s fees, as well as an order declaring the purchase of assets void. This case was settled in June 1997 for $75,000 and the transfer of 300,000 shares of restricted stock of the Company. The 300,000 shares of restricted stock were cancelled in June of 1998 and were supposed to have been reissued. Subsequent to year end, these shares have been reissued.

The Company was also involved in a claim for breach of lease against Cami Restaurant Corporation and for breach of guarantee against Value Holdings, Inc. Cami Restaurant Corp. and the Company had filed counterclaims. This case was settled for $15,000 and 500,000 shares of stock. As of October 31, 1998, $4,000 remains payable.

NOTE 20.   SUBSEQUENT EVENTS

During November 1998, the Company, through a newly established subsidiary Network Forest Products, Ltd. ( Network ), a Canadian corporation, entered into an asset purchase agreement in connection with the acquisition of certain assets of John Ziner Lumber Limited ( Ziner ), a Canadian company in the business of lumber and forestry products.

The Company owns one hundred percent of the outstanding Class A common stock of Network. In connection with this certain asset purchase agreement between Ziner, Network and Value, Network will pay a management fee to Value for management, accounting, legal, investment and business services. Additionally, Network is expected to pay a fee to Value for the guarantee of a loan made to Network by a financial institution.
                         F-21
     Value Holdings, Inc. and its Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20.   SUBSEQUENT EVENTS (CONTINUED)


The approval of the revolving credit facility and term loan facility by the financial institution is dependent upon the satisfaction of certain closing documents and other requirements, as determined in the term sheet and the commitment letter dated December 9, 1998. As of the date of our accountants' report these agreements have not been finalized or executed. Management can not determine at this time the eventual outcome of the asset purchase agreement and the related financing arrangement, and as such, the accompanying financial statements do not include the effects of these transactions.


NOTE 21.   IMPACT OF YEAR 2000 (UNAUDITED)

The Company has determined that it will be required to upgrade certain portions of software, hardware and equipment so that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. Affected systems do not include those used within the Company for purposes of individual care. The

Company plans to utilize both internal and external resources to upgrade and test certain software for year 2000 readiness. To date, the Company has not determined the costs related to the assessment of, and preliminary efforts on, developing its Year 2000 compliance project plan, purchase of new software and equipment, and installation of vendor supplied upgrades.

The Company s operating results could be materially impacted if actual costs of the Year 2000 project are significantly higher than management estimates or if the systems and equipment of the Company or those of other companies on which it relies are not compliant in a timely manner.

The Company has not initiated formal communications with all of its significant suppliers and large payors to determine the extent to which the Company s operations are vulnerable to those third parties failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies or payors will be timely converted and would not have an adverse effect on the Company s operations.




                          F-22