Form 10-Q
period 1999-01-31
VALUE HOLDINGS INC
filed 1999-03-18
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended            January, 31, 1999

Commission File Number                 0-15076

                       VALUE HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)

         Florida                          59-2388734
(State of jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)                        Number)

         2307 Douglas Road, Ste 400, Miami, Fla 33145
 (Address of principal executive offices)       (Zip Code)

                       (305) 868-3946
      (Registrant's telephone number, including area code)


Indicate by check mark wether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 92,306,068 Shares as of

                        January 31, 1999



                 The Exhibit Index is on Page 22
                 This document contains 23 pages.



                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-------------------------------------------------------------------

                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for January 31, 1999
          and October 31, 1998.................................3

         Consolidated Statement of Operations for the three
          months ended January 31, 1999 and 1998...............4

         Consolidated Statement of Cash Flows for the three
          months ended January 31, 1999 and 1998...............5


         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......20


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................22

         SIGNATURES...........................................23



















           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                           ASSETS      January 31,      October 31,
                                          1999             1998
CURRENT ASSETS
Cash                                $        935       $      -0-
Accounts receivable                       60,075            27,261
Note receivable affiliated Company
 net of deferred gain of $86,251
 at Jan. 31, 1999 and Oct. 31, 1998       44,149            34,149
Prepaid expenses and other assets         32,424            29,602
                                       ---------          --------
   TOTAL CURRENT ASSETS                  137,583            91,012
                                       ---------          --------
INVESTMENT IN AFFILIATES                   3,993             3,993
PROPERTY AND EQUIPMENT, NET                 -0-             24,711
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                396,667           439,167
INTANGIBLE ASSETS, NET                      -0-            105,752
                                       ---------         ---------
     TOTAL ASSETS                   $    538,243       $   750,886
                                       =========          ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                   $    109,364       $   163,827
 Accrued liabilities, other              620,625           535,522
 Note payable other                      309,487           307,404
 Note payable stockholders               393,547           404,540
                                       ---------         ---------
   TOTAL CURRENT LIABILITIES           1,433,023         1,411,293
                                       ---------         ---------
LONG-TERM LIABILITY, STOCKHOLDERS        287,874           287,874
STOCKHOLDERS' EQUITY
Series A preferred stock, par value
 $.0001; 20,000 shares authorized;
 750,000 issued and outstanding at
 Jan. 31, 1999 and Oct. 31, 1998
 at liquidation value                    750,000           750,000
Common stock, par value $.0001;
 900,000,000 shares authorized at
 Jan. 31, 1999 and 180,000,000 at
 Oct 31. 1998 issued and outstanding
 92,306,068 at Jan. 31, 1999 and
 and 56,806,068 at Oct. 31, 1998           9,230             9,230
Capital in excess of par              14,210,466        14,210,466
Deferred consulting agreements          (119,215)         (156,731)
Accumulated deficit                  (16,033,135)      (15,847,497)
                                     -----------       -----------
TOTAL STOCKHOLDERS' DEFICIT           (1,182,654)       (1,034,532)
TOTAL LIABILITIES AND STOCKHOLDERS'  -----------       -----------
EQUITY                              $    538,243       $   750,886
See accompanying notes.              ===========       ===========
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For Quarters Ended
                                   January 31,     January 31,
                                      1999            1998
Revenues

Equity (loss) in earnings
 -unconsolidated subsidiaries   $       -0-      $     77,603
Licensing fee                         88,538           84,106
Interest and other income              9,247            1,333
                                    --------         --------
                                      97,785          163,042
                                    --------         --------
Costs and Expenses, Other than
 Depreciation, Amortization and
 Other Charges

General and administrative            23,388           65,533
                                    --------         --------
                                      23,388           65,533
                                    --------         --------
Income Loss) Before Depreciation,
 Amortization and Other Charges       74,397           97,509
                                    --------         --------
Depreciation and Amortization
 Amortization consulting agreements   37,516             -0-
 Depreciation                           -0-            10,345
 Amortization goodwill and
  intangible assets                   42,500           33,695
                                    --------         --------
                                      80,016           44,040
                                    --------         --------
Income (Loss) Before Other Charges    (5,619)          53,469

Other Charges
 Write off of fixed assets and
  intangibles related to restaurant
  operations                        (130,464)            -0-
 Interest expense                    (30,803)         (17,124)
                                   ---------         --------
                                    (161,267)         (17,124)
                                   ---------         --------
Net Income (Loss)               $   (166,886)    $    (17,124)
                                   =========         ========
Weighted Average Number Of
  Shares Outstanding              92,306,068       56,806,068
Net Income ( Loss)  Per Share        (0.0018)         (0.0006)




See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                      For the Quarters Ended
                                   January 31,      January 31,
                                      1999             1998
Cash flows from operating activities:

Net Income (loss)               $    (166,886)   $     36,345
Adjustments to reconcile net
 income from operations to
 net cash provided by (used in)
 operations:
   Write off of fixed assets and
   intangibles re restaurant
   operations                         130,464             -0-
   Depreciation                          -0            10,345
   Amortization, intangible assets
   and goodwill                        42,500          33,695
   Amortization consulting agreements  37,516            -0-
   Equity in earnings of unconsolidated
   subsidiary                            -0-          (77,603)
 Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Accounts receivable              (32,814)        (30,533)
     Prepaid expenses and other        (2,822)         (1,332)
   Increase (decrease) in
     Accounts payable                 (54,463)        (30,014)
     Accrued liabilities               66,350          56,721
     Other                               -0-             -0-
Net cash used in operating         -----------      ----------
 activities                            19,845          (2,376)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Advances to related company          (10,000)           -0-
Net cash provided by (used in)      ---------       ----------
 investing activities                 (10,000)           -0-
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              (10,993)         (2,794)
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                               2,083          (5,875)
Net cash provided by (used in)       --------        --------
 financing activities                  (8,910)         (8,669)
                                     ---------       --------
Increase (Decrease) in Cash               935         (11,045)
Cash and Cash Equivalents at
 Beginning of Period                     -0-           20,462
Cash and Cash Equivalents End        --------        --------
 of Year                        $         935    $      9,417
See accompnying notes                ========        ========
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998

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

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s The Seafood Place) primarily in South Florida
(Dade and Broward counties). On that date, the Company licensed its operations of the restaurants to an independent operator.

The Company has a 28% interest in Forest Hill Capital Corp. (FHCC), a Company that operates a chain of retail optical stores throughout Canada. The Company has been accounting for its investment in FHCC under the equity method of accounting for long term investments (See Note 3).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

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





           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Expenditures for major betterment and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense in the period the costs are incurred.


Cost in Excess of Net Assets of Businesses Acquired

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

Net Income (Loss) Per Common Share

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 92,306,068 shares as of January 31, 1999 and 56,806,068 in
1998. All calculations of shares give effect to the reverse stock split effected in August 1992.



           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 2.   SUMMARY OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, during the three months ended January 31, 1999 and 1998, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred a net loss of $166,886 for the three months ended January 31, 1999. The Company's consolidated financial position reflects a working capital deficiency of $1,433,023 at January 31, 1999.

Because of the Company s deteriorating financial condition, the Company was notified in August 1996 by NASDAQ Stock Market of its decision to delete the Company s securities from the exchange.

The Company had a significant investment in an affiliate, FHCC, (See Note 3) which generated approximately 50 percent of its revenues for the quarter ended January 31, 1998 from the sale of optical stores . The majority of the stores have been sold as of January 31, 1998. Future revenue is dependent upon the affiliate developing more stores for future sale. The affiliate s financial ability to develop stores for future sales cannot be determined at
this time.   As of October 31, 1998 the investment in affiliate
(See Note 3) was written down to fair market value due to the inability of the Company to justify the carrying amount of the investment. The fair market value was determined based on the asking price for the stock reflected on the Canadian OTC Exchange. During the quarter ended January 31, 1999, the Canadian taxing authorities imposed a garnishment for unpaid taxes against the optical division of FHCC. Due to the significance of the amount of unpaid taxes in relation to the carrying value of the investment, FHCC s inability to pay its employees and take new orders, and other concerns, including estimated recoverability, management of the Company has established an allowance of $571,000 and a corresponding amount was charged to operations during the last quarter of 1998.

The Company has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of forecasted future operations (See Notes 5 and 6).

These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.



           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


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









           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998




NOTE 3.   INVESTMENTS IN AFFILIATED COMPANIES
                                                  As of
  Investments in Affiliated Companies:    January 31,  October 31,
                                             1999         1998


  a) Forest Hill Capital Corporation     $  468,247   $  468,247
  b) Virilite Neutracutical Corporation      68,746       68,746
  c) 660407 Alberta, Ltd.                    38,000       38,000
                                          ---------    ---------
                                            574,993      574,993
  Less: Provision for losses               (571,000)    (571,000)
                                          ---------    ---------
                                         $    3,993   $    3,993
                                          =========    =========

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

At February 28, 1997, the Company owned approximately 40% of the outstanding common stock of FHCC and accordingly, accounted for its investment by the equity-method of accounting. At February 28, 1997, the Company adjusted its investment in Forest Hill Capital Corporation to market based on recent trading prices of the stock in the Canadian Exchange. During April 1997, the Company sold 60,000 shares of FHCC for $26,797, realizing a loss of $23,611.

Due to the uncertainty regarding the ultimate recovery of the investment in FHCC, the Company recorded an approximate $1.76 million asset write down. As of January 31, 1999, the Company owns approximately 28% of FHCC. Refer to Note 2 for discussion on the estimated recoverable value of this investment.



           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 3.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

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


NOTE 4.   PROPERTY AND EQUIPMENT

                                         January 31,    October 31,
                                            1999            1998

Furniture, fixtures and equipment       $     -0-       $  435,311
Leasehold improvements                        -0-           29,101
                                         ---------       ---------
                                              -0           464,412
Accumulated depreciation                      -0-         (439,701)
                                         ---------       ---------
                                        $     -0-       $   24,711
                                         =========       =========

During the quarter ended January 31, 1999 the Company wrote off the net carrying value totalling $24,711 of the fixed assets related to its restaurant operations.

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

These agreements were renewed on March 1, 1997. The Company is to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 5.   COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)
(CONTINUED)


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

The Company has reduced the amortization period in conjunction with the licensing agreement to six years. Amortization expense for the three months ended January 31, 1999 and 1998 concerning goodwill arising from the purchase of its restaurant locations was $42,500 and $28,334 respectively.

NOTE 6.   INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years.
                                      January, 31       October 31,
                                         1999               1998

Leasehold interests                  $     -0-       $    117,583
Customer lists                             -0-            105,000
Liquor licenses                            -0-            120,000
                                      ---------         ---------
                                           -0-            342,583
Accumulated amortization                   -0-           (236,831)
                                      ---------         ---------
                                     $     -0-       $    105,752
                                      =========         =========

During the quarter ended January 31, 1999 the Company wrote off the unamortized balance of intangible assets related to its restaurant operations, which totalled $105,752.


NOTE 7.   NOTE PAYABLE BANK

The Company has a note payable to Capbanx Corporation,which has an outstanding balance of $309,487 as of January 31, 1999. The note bears an interest rate of 15% and is due on June 15, 1999.

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 8.   NOTES PAYABLE AND ADVANCES TO STOCKHOLDERS
                                        January 31,     October 31,

                                           1999             1998

Advances to stockholders               $   11,569      $   22,742
Notes payable to various stockholders;
interest at 12% in 1999 and 1998          381,978         381,798
                                        ---------       ---------
                                       $  393,547      $  404,540
                                        =========       =========

NOTE 9.   LONG-TERM DEBT
                                        January 31, 1999 and 1998


Note payable, stockholder                  $    287,874
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

Annual maturities of long-term debt at Janaury 31, 1999 for each of the succeeding five years are summarized as follows:

Year Ending January 31:

        2000                  $    20,836
        2001                        3,712
        2002                      263,326
                                 --------
                              $   287,874
                                 ========


           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 9.   LONG-TERM DEBT (CONTINUED)
As of January 31, 1999, the note is in default. No payment has been made since the inception of the note, and management has no plan in place concerning repayment terms. A waiver has been obtained by the Company from this stockholder in connection with the current payment terms of this note.


NOTE 10.   ACCRUED LIABILITIES, OTHER

                                      January 31,      October 31,
                                         1999             1998

Accrued dividends                   $   218,750       $   200,000
Accrued interest                        172,220           161,581
Accrued consulting fees                 195,662           136,278
Other accrued liabilities                33,993            37,663
                                      ---------         ---------
                                    $   620,625       $   535,522
                                      =========         =========

NOTE 11.   COMMON STOCK, WARRANTS AND STOCK OPTIONS

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

          VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 11.   COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)

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

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

Service warrants                    3,750,000
Service warrants to stockholder       500,000
Directors' warrants                   500,000
Employee warrants                     350,000
Other warrants including 200,000
 to a former president                250,000
                                   ----------
                                    5,350,000
                                   ==========

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


NOTE 12.   PREFERRED STOCK
On July 29, 1994, the stockholders approved an amendment to the Articles of Incorporation which provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred stock having a par value of $.0001 per share and 180,000,000 shares of common stock having a par value of $.0001 per share. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, and to establish, from time to time, the number of shares to be issued in each such
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 12.   PREFERRED STOCK (CONTINUED)

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

As of January 31, 1999, dividends were in arrears on the preferred stock amounting to approximately $218,750.


NOTE 13.   COMMITMENTS

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


NOTE 14.   PENDING LITIGATION

The Company is subject to certain other pending litigation which arose in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.



           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 15.   INCOME TAXES

The following temporary differences give rise to a deferred tax asset at January 31, 1998:

Excess of financial over tax
accounting for amortization of goodwill        $    229,500

Capital losses expensed for financial
accounting purposes but available to
offset future capital losses for tax purposes  $  1,144,442

Section 1231 losses expensed for financial
accounting purposes but available to offset
future gains for tax purposes                  $    595,590

Equity in losses of unconsolidated
subsidiaries, net of write-down of
investment to market                           $  1,341,993

Deferred consulting fees                       $    119,215

No deferred tax asset or liability has been provided for as of January 31, 1999 because there can be no assurance of future earnings and there are net operating losses to offset future taxable income. The extraordinary items reflected on the accompanying consolidated statement of operations for the three months ended January 31, 1999 are not tax effected due to the benefits that are available to offset any future tax liability.

No provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits is not reasonably assured. The Company will recognize the benefit from such carry forward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At January 31, 1998, the Company had net operating loss carry forwards for income tax purposes of approximately $11,490,000 which expire at various years to 2012.








           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 16.   RELATED PARTY TRANSACTIONS

As of January 31, 1999 and October 31, 1998, the Company has accrued consulting fees in the amount of $195,662 and $136,278 due to Gemini Integrated Financial Services Corp. (Gemini), respectively. A shareholder of the Company holds a 10% interest in Gemini.

NOTE 17.   SUBSEQUENT EVENTS

On February 25, 1999 Value Holdings, Inc., through its wholly owned subsidiary corporation, Network Forest Products Limited, acquired substantially all of the assets of John Ziner Lumber Limited, an Ontario corporation. John Ziner Lumber Limited is involved in the distribution and remanufacturing of lumber. Value Holdings intends to use the acquired assets in the same type of business.

Value Holdings owns all of the issued and outstanding Class A common shares, the only shares with voting rights, of Network Forest Products. Robert Ziner, formerly an executive with John Ziner Lumber, and president of Network Forest Products and Value Holdings effective February 25, 1999, is the beneficial owner of 3,416,335 Series B Special shares of Network Forest Products, held by 1341125 Ontario Limited, which have no voting rights, but which are exchangeable for a certain number of common shares of Value Holdings. Additionally, 5,253,147 Series A Preferred shares were issued to John Ziner Lumber Limited as part of the purchase price. The Series A Preferred shares are redeemable by the purchaser for $1 Canadian dollar per share plus any declared unpaid dividends thereon, and bear cumulative dividend at the rate of 5% per annum calculated annually and payable semi-annually.

The Company purchased the assets for $21,044,335 Canadian dollars. This amount includes $5,807,611 Canadian dollars for accounts receivable, $5,531,025 Canadian dollars for inventory, $98,138 for sundry receivables, and $6,761,302 to replace a bank operating loan. Financing for the transaction was provided by BNY Financial Corporation- Canada, a subsidiary of the Bank of New York. Value holdings has provided a guarantee to BNY Financial Corporation - Canada securing the indebtedness of Network Forest Products.









           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 1999 AND 1998


NOTE 18.  IMPACT OF YEAR 2000

The Company has determined that it will be required to upgrade certain portions of software, hardware and equipment so that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. Affected systems do not include those used within the Company for purposes of individual care. The Company plans to utilize both internal and external resources to upgrade and test certain software for year 2000 readiness. To date, the Company has not determined the costs related to the assessment of, and preliminary efforts on, developing its Year 2000 compliance project plan, purchase of new software and equipment, and installation of vendor supplied upgrades. However it does not anticipate these costs to be material.



































MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Equity in Income of Unconsolidated Subsidiaries
The Company had a 28% interest in Forest Hill Capital Corp.
(FHCC) at January 31, 1998 and 36% interest at January 31, 1998, and accounted for its investment by the equity-method of accounting.

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

Equity in earnings of Forest Hill for the fiscal period ended
January 31, 1998, was $77,603.

Restaurant Operations

The Company currently owns one restaurant which is managed by another Company under a licensing agreement that calls for monthly licensing fees ranging from 3% of sales under $100,000 to 6% of sales over $200,000, and receives licensing fees on five other restaurants under a licensing agreement that calls for monthly licensing fees of 3% of sales.

Licensing fee revenue for the quarters ended January 31, 1999 and 1998 were $88,538 and $84,106 respectively.

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





Interest and Other Income

Other income for the quarters ended January 31, 1999 and 1998 includes $2,821 and $1,333, respectively, of interest income on notes receivable.

COSTS AND EXPENSES

Selling, and administrative expenses for the quarter ended January 31, 1999 were $23,388 compared to $65,533 for the same quarter in 1998. The decrease was due primarily to the reversal of legal fees accrued in prior years.

Depreciation for the quarters ended January 31, 1999 and 1998 was $2,311 and $10,345 respectively.

Amortization of intangible assets for the quarter ended January 31, 1999 and 1998 was $50,542 and $33,695 respectively.

Other Income and (Charges)

During the quarter ended January 31, 1999 the Company wrote off the carrying value of its fixed assets and intangible assets related to its restaurant operations, resulting in a charge to income of $130,464.

Interest expense for the quarter ended January 31, 1999 and 1998 was $30,803 and $17,124 respectively. The increase was due primarily to interest on debt incurred to settle payroll and sales taxes owed.

Capital Expenditures and Depreciation

The Company did not make any major capital expenditure during the quarter ended January 31, 1999.



















PART II - OTHER INFORMATION

  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company did not file any reports on form 8-K during the quarter ended January 31, 1999.














































             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALUE HOLDINGS, INC.

DATE: March 16, 19999       By: /s/ Robert Ziner
                                Robert Ziner
                                President

DATE: March 16, 1999         By: /s/ Ida C. Ovies
                                Ida C. Ovies
                                Chief Financial Officer