Form 10-Q
period 1999-04-30
VALUE HOLDINGS INC
filed 1999-06-15
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended            April 30, 1999

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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 106,857,039 Shares as of

                         April 30, 1999



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

         Consolidated Balance Sheet for April 30, 1999
          and October 31, 1998.................................3

         Consolidated Statement of Operations for the three
          months ended April 30, 1999 and 1998.................5

         Consolidated Statement of Operations for the six
          months ended April 30, 1999 and 1998.................7

         Consolidated Statement of Cash Flows for the three
          months ended April 30, 1999 and 1998.................9

         Consolidated Statement of Cash Flows for the six
          months ended April 30, 1999 and 1998................11


         Notes to Consolidated Financial Statements...........13


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......26


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................29

         SIGNATURES...........................................30













           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                                        April 30,      October 31,
                                          1999             1998
                                      ----------       ----------

                             ASSETS

CURRENT ASSETS
Cash                                $     12,853       $      -0-
Accounts receivable                     5,529,603            27,261

Inventory                              5,224,914              -0-
Note receivable affiliated Company
 net of deferred gain of $86,251
 at Jan. 31, 1999 and Oct. 31, 1998       44,149            34,149
Prepaid expenses and other assets         92,323            29,602
                                     -----------           --------

   TOTAL CURRENT ASSETS                10,903,842            91,012
                                     -----------           --------
INVESTMENT IN AFFILIATES                    3,994             3,993
PROPERTY AND EQUIPMENT, NET            1,241,529            24,711
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET              6,061,386           439,167
INTANGIBLE ASSETS, NET                   247,917           105,752
                                     -----------          ---------
     TOTAL ASSETS                    $ 18,458,668       $   664,635
                                     ===========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                   $  2,182,258       $   163,827
 Accrued liabilities, other              462,023           535,522
 Note payable bank and others          8,131,260           307,404
 Note payable stockholders               460,666           404,540
                                     -----------         ---------
   TOTAL CURRENT LIABILITIES           11,236,207         1,411,293

                                    -----------         ---------
LONG-TERM DEBT
 Bank and other                          541,131               -0-
 Stockholders and directors               854,099           287,874

                                    ------------        ----------
                                       1,395,230           287,874
                                    ------------        ----------




See accompanying notes
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                                        April 30,      October 31,
                                          1999             1998
                                      ----------       ----------


                LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Series A preferred stock, par value
 $.0001; 20,000 shares authorized;
 750,000 issued and outstanding
 at liquidation value                    750,000           750,000
Preferred Class A shares, no par value,
 bearing cumulative dividends at 5%
 per annum, 5,253,147 shares issued and
 outstanding, at liquidation value,
 redeemable by the Company at
 C$1/share                             3,456,018              -0-




Common stock, par value $.0001;
 900,000,000 shares authorized at
 Apr. 30, 1999 and 180,000,000 at
 Oct 31. 1998 issued and outstanding
 106,857,039 at Apr. 30, 1999 and
 and 56,806,068 at Oct. 31, 1998         10,685             9,230
Capital in excess of par             14,681,796        14,210,466
Common stock conversion rights under
 exchange agreement                   2,247,589
Currency exchange gain (loss)           219,847              -0-
Deferred consulting agreements           (81,699)         (156,731)
Accumulated deficit                 (15,457,005)     (15,847,497)
                                    -----------        -----------
TOTAL STOCKHOLDERS' DEFICIT            5,827,231        (1,034,532)
TOTAL LIABILITIES AND STOCKHOLDERS' -----------       -----------
EQUITY                              $ 18,458,668       $   664,635
                                    ===========       ===========











See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                     April 30,       April 30,
                                      1999            1998
                                  ----------     -----------
Revenues
 Lumber sales                   $  8,923,505     $       -0-
 Equity (loss) in earnings
  -unconsolidated subsidiaries          -0-            52,550
 Licensing fee                       105,723           99,826
 Interest and other income             2,821            1,333
                                  ----------       ----------
                                   9,032,049          153,709
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber           7,238,356             -0-
  Payroll and related costs          486,645             -0-
  Bad debt reserve - lumber oper.    249,879             -0-
  Other operating exp. lumber oper.   46,807             -0-
  General and administrative          80,868           96,559
                                  ----------       ----------
                                   8,102,555           96,559
                                  ----------       ----------
Income Loss) Before Depreciation,
 Amortization and Other Charges      929,494           57,150
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements   37,516             -0-
 Depreciation                         19,664           10,272
 Amortization goodwill and
  intangible assets                   92,068           33,695
                                  ----------       ----------
                                     149,248           43,967
                                  ----------       ----------
Income (Loss) Before Other Charges   780,246           13,183
Other Charges                     ----------       ----------
 Write off of fixed assets and
  intangibles related to restaurant
  operations                            -0-              -0-
 Interest expense                   (150,240)         (25,798)
                                 -----------       ----------
                                    (150,240)         (25,798)
                                 -----------       ----------
Income Before Income Taxes           630,006          (12,615)
                                 -----------       -----------





See accompanying notes.
             VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                     April 30,       April 30,
                                      1999            1998
                                   ----------     -----------

Income Taxes
 Income tax expenses                 210,394              -0-
 Tax benefit of NOL carryover       (210,394)             -0-
                                 -----------       -----------
                                        -0-               -0-
                                 -----------       -----------
Net Income (Loss)              $     630,006     $     (12,615)
                                 ===========        ===========


Weighted Average Number Of
  Shares Outstanding              93,760,573        56,806,068
Net Income ( Loss)  Per Share   $     0.0067      $    (0.0002)
































See accompanying notes
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Six Months Ended
                                     April 30,       April 30,
                                      1999            1998
                                  -----------    ------------
Revenues
 Lumber sales                   $  8,923,505     $       -0-
 Equity (loss) in earnings
  -unconsolidated subsidiaries          -0-           130,153
 Licensing fee                       194,261          183,932
 Interest and other income            12,068            2,666
                                  ----------       ----------
                                   9,129,834          316,751
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber           7,238,356             -0-
  Payroll and related costs          486,645             -0-
  Bad debt reserve - lumber oper.    249,879             -0-
  Other operating exp. lumber oper.   46,807             -0-
  General and administrative         104,256          162,092
                                  ----------       ----------
                                   8,125,943          162,092
                                  ----------       ----------
Income Loss) Before Depreciation,
 Amortization and Other Charges    1,003,891          154,659
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements   75,032             -0-
 Depreciation                         19,664           20,617
 Amortization goodwill and
  intangible assets                  134,568           67,390
                                  ----------       ----------
                                     229,264           88,007
                                  ----------       ----------
Income (Loss) Before Other Charges   774,627           66,652
Other Charges                     ----------       ----------
 Write off of fixed assets and
  intangibles related to restaurant
  operations                        (130,463)            -0-
 Interest expense                   (181,043)         (42,922)
                                 -----------       ----------
                                    (311,506)         (42,922)
                                 -----------       ----------

Income Before Income Taxes           463,121           23,730
                                 -----------       -----------




See acompanying notes
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Six Months Ended
                                     April 30,       April 30,
                                      1999            1998
                                 ------------      -----------


Income Taxes
 Income tax expenses                 210,394              -0-
 Tax benefit of NOL carryover       (210,394)             -0-
                                 -----------       -----------
                                        -0-               -0-
                                 -----------       -----------

Net Income (Loss)               $    463,121     $     23,730
                                 ===========       ==========

Weighted Average Number Of
  Shares Outstanding              93,562,703       56,806,068
Net Income ( Loss)  Per Share   $     0.0049     $     0.0004































See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                         Three Months Ended
                                     April 30,        April 30,
                                      1999             1998
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $     630,007    $    (12,615)
Adjustments to reconcile net
 income from operations to
 net cash provided by (used in)
 operations:
   Write off of fixed assets and
   intangibles re restaurant
   operations                            -0-              -0-
   Depreciation                        19,664          10,272
   Amortization, intangible assets
   and goodwill                        92,068          33,695
   Amortization consulting agreements  37,516            -0-
   Equity in earnings of unconsolidated
   subsidiary                            -0-          (52,550)
 Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Accounts receivable           (1,510,693)         22,785
     Inventory                     (1,454,617)           -0-
     Prepaid expenses and other
     assets                             6,998          (1,333)
   Increase (decrease) in
     Accounts payable                (305,679)         11,302
     Payroll and sales taxes payable     -0-         (253,924)
     Accrued liabilities               45,435         (58,110)
     Other                               -0-             -0-
Net cash used in operating         ----------       ----------
 activities                        (2,439,301)       (300,478)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (391,391)           -0-
 Advances to related company             -0-             -0-
Net cash provided by (used in)      ---------       ----------
 investing activities                (391,391)           -0-
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              (48,319)          6,465
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                           2,952,596         326,250
Net cash provided by (used in)      ---------       ---------
 financing activities               2,904,277         332,715
                                    ---------       ---------
See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                         Three Months Ended
                                     April 30,        April 30,
                                      1999             1998
                                   ----------       -----------


Currency exchange                     (61,667)           -0-
                                   ----------      -----------

Increase (Decrease) in Cash            11,918          32,237
Cash and Cash Equivalents at
 Beginning of Period                      935           9,417
Cash and Cash Equivalents End      ----------      ----------
 of Year                        $      12,853    $     41,654
                                   ==========      ==========



































See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                         Six Months Ended
                                     April 30,        April 30,
                                      1999             1998
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $     463,121    $     23,730
Adjustments to reconcile net
 income from operations to
 net cash provided by (used in)
 operations:
   Write off of fixed assets and
   intangibles re restaurant
   operations                         130,463             -0-
   Depreciation                        19,664          20,617
   Amortization, intangible assets
   and goodwill                       134,568          67,390
   Amortization consulting agreements  75,032            -0-
   Equity in earnings of unconsolidated
   subsidiary                            -0-         (130,153)
 Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Accounts receivable           (1,543,507)         (7,748)
     Inventory                     (1,454,617)           -0-
     Prepaid expenses and other
     assets                             4,176          (2,665)
   Increase (decrease) in
     Accounts payable                (360,141)        (18,712)
     Payroll and sales taxes payable     -0-         (253,924)
     Accrued liabilities              111,785          (1,389)
     Other                               -0-             -0-
Net cash used in operating         ----------       ----------
 activities                        (2,419,456)       (302,854)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (391,391)           -0-
 Advances to related company          (10,000)           -0-
Net cash provided by (used in)      ---------       ----------
 investing activities                (401,391)           -0-
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              (59,312)          3,671
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                           2,954,679         320,375
Net cash provided by (used in)      ---------       ---------
 financing activities               2,895,367         324,046
                                    ---------       ---------
See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                           Six Months Ended
                                     April 30,        April 30,
                                      1999             1998
                                   ----------       -----------


Currency exchange                     (61,667)           -0-
                                   ----------      -----------

Increase (Decrease) in Cash            12,853          21,192
Cash and Cash Equivalents at
 Beginning of Period                      -0-          20,462
Cash and Cash Equivalents End      ----------      ----------
 of Year                        $      12,853    $     41,654
                                   ==========      ==========



































See accompanying notes
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998

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

The Company has a 28% interest in Forest Hill Capital Corp. (FHCC), a Company that operated a chain of retail optical stores throughout Canada. The Company had been accounting for its investment in FHCC under the equity method of accounting (See Note 3). On October 31, 1998, the Company wrote-off its investment in Forest Hill due to the closing of all the stores.

On February 25, 1999, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of John Ziner
Lumber Limited, an Ontario Corporation involved in the distribution and remanufacturing of lumber (See note 14).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term include the evaluation of the recoverability of goodwill and other intangible assets.
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998

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


Cost in Excess of Net Assets of Businesses Acquired

Cost in excess of net assets of businesses acquired ( goodwill ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of the assets of John Ziner Lumber Limited and Cami s and The Seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 to 20 years.

It is the Company s policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management s plans with regard to future operations (See Note 2), and represent management s best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company s investment in the goodwill and other long-lived assets.

Intangible Assets

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives, 20 years.

Net Income (Loss) Per Common Share

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods. All calculations of shares give effect to the reverse stock split effected in August 1992.





           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 3.   INVESTMENTS IN AFFILIATED COMPANIES
                                                  As of
  Investments in Affiliated Companies:     April 30,   October 31,
                                             1999         1998
                                          ---------    ----------

  a) Forest Hill Capital Corporation     $  468,248   $  468,247
  b) Virilite Neutracutical Corporation      68,746       68,746
  c) 660407 Alberta, Ltd.                    38,000       38,000
                                          ---------    ---------
                                            574,993      574,993
  Less: Provision for losses               (571,000)    (571,000)
                                          ---------    ---------
                                         $    3,994   $    3,993
                                          =========    =========

At February 28, 1997, the Company owned approximately 40% of the outstanding common stock of FHCC, at April 30, 1999 the investment had been reduced to approximatley 28%. The Company had been accounting for its investment by the equity-method of accounting. At February 28, 1997, the Company adjusted its investment in Forest Hill Capital Corporation to market based on recent trading prices of the stock in the Canadian Exchange. On October 31, 1998, due to the uncertainty regarding the ultimate recovery of the investment in FHCC due to the closing of all the stores, the Company wrote-off its investment.

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

Due to the uncertainty regarding the ultimate recovery of the Company s investment in Virilite and 660407 Alberta, on October 31, 1998 the Company established a loss reserve for these investments.




           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 4.   PROPERTY AND EQUIPMENT

                                          April 30,     October 31,
                                            1999            1998
                                         ---------      ----------

Mill and yard equipment                 $   750,409      $      -0-
Office equipment                            42,523            -0-
Trucks and other vehicles                  393,660            -0-
Restaurant equipment and furniture            -0-          435,311
Leasehold improvements                       74,983          29,101
                                         ---------      ---------
                                         1,261,575         464,412
Accumulated depreciation                    (20,046)      (439,701)
                                         ---------       ---------
                                       $ 1,241,529      $    24,711
                                         =========      =========

During the quarter ended January 31, 1999 the Company wrote off the net carrying value totalling $24,711 of the fixed assets related to its restaurant operations.

NOTE 5.   COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

Cost in Excess of Net Assets Acquired consist of:

                                  April 30,     October 31,
                                    1999           1998
                                 ----------     ----------
 Goodwill on Acquisition of
  Assets of John Ziner Lumber
  Limited                      $  5,755,179    $     -0-
 Goodwill re Cami s               1,020,000      1,020,000
                                 ----------     ----------
                                  4,735,179      1,020,000
 Less accumulated amortization     (713,793)      (580,833)
                                 ----------     ----------
                               $  6,061,386    $   439,167
                                 ==========     ==========

It is the Company s policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill.

On February 25, 1999 Value Holdings, Inc., through its wholly owned subsidiary corporation, Network Forest Products Limited, acquired substantially all of the assets of John Ziner Lumber Limited, an Ontario corporation involved in the distribution and remanufacturing of lumber.

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 5.   COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)
          (CONTINUED)


The Company purchased the assets for $21,044,335 Canadian dollars. This amount includes $5,807,611 Canadian dollars for accounts receivable, $5,531,025 Canadian dollars for inventory, $98,138 for sundry receivables, and $6,761,302 to replace a bank operating loan.

Goodwill of US$5,755,179 resulting from the transaction is being amortized over its estimated useful life, 20 years.

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

Goodwill re restaurant operations is being amortized over the initial term of the licensing agreement, six years.

Amortization expense for the three months ended April 30, 1999 and 1998 was $89,985 and $28,334, respectively. Amortization expense for the six months ended April 30, 1999 and 1998 was $132,485 and $56,667, respectively.
















           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 6.   INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years.
                                      April 30,        October 31,
                                         1999             1998
                                     ----------        ----------

Deferred acquisition costs           $  250,000      $       -0-
Leasehold interests                        -0-            117,583
Customer lists                             -0-            105,000
Liquor licenses                            -0-            120,000
                                      ---------         ---------
                                        250,000           342,583
Accumulated amortization                 (2,803)         (236,831)
                                      ---------         ---------
                                     $  247,917      $    105,752
                                      =========         =========

Deferred acquisition costs result from the acquisition of the assets of John Ziner Lumber Limited and are being amortized over 20 years.

During the quarter ended January 31, 1999 the Company wrote off the unamortized balance of intangible assets related to its restaurant operations, which totalled $105,752.






















           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 7.   LONG TERM DEBT:

Long term debt consists of:            April 30,     October 31,
                                         1999           1998
                                      ----------     ----------
Revolving Credit Facility, of up
 to C$20,000,000, maturing 2/2002,
 due on demand, bearing interest at
 1.25% over prime, secured by all
 the assets of the Company and a
 personal guarantee from the
 President of the Company             $ 7,602,971    $      -0-
Term loan payable bank, due in
 principal monthly installments of
 C$25,000 through 2/2002, balance of
 principal and interest due at maturity,
 bearing interest at 1.75% over prime     745,630           -0-
Note payable other, bearing interest
 at 15% per annum, due June 15, 1999      323,790       307,404
Notes payable shareholder, due in
 principal monthly installments of
 $16,667 commencing on 9/1999 through
 8/2004, bearing interest at 15%          681,663          -0-
Note payable shareholder re
 acquisition of Cami s Seashells
 Restaurants, bearing interest at
 9%, calls for monthly payments of
 principal and interest based on a
 30 year amortization schedule with
 unpaid principal balance due 8/2001,
 collateralized by the assets of the
 Company **                               287,874       287,874
Notes payable to various stockholders,
 and directors, due on demand, at
 interest at rates from .75% to 1%
 over prime                               289,328       381,798
Advances to stockholders, due on
 demand, bearing no interest               55,900        22,742
                                        ---------      --------
                                        9,987,156       999,818
Less current portion:
 Notes payable bank and other          (8,131,260)     (307,404)
 Notes payable, stockholders and
  directors                              (460,666)     (404,540)
                                        ---------      --------
                                      $ 1,395,230    $  287,874
                                        =========      ========


           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998

NOTE 7.   LONG TERM DEBT (CONTINUED):

**As of January 31, 1999, the note is in default. No payment has been made since the inception of the note, and management has no plan in place concerning repayment terms. A waiver has been obtained by the Company from this stockholder in connection with the current payment terms of this note.

Annual maturities of long-term debt at April 30, 1999 for each of the succeeding five years are summarized as follows:

Year Ending April 30:

        2000                  $ 8,591,926
        2001                      604,157
        2002                      472,964
        2003                      136,332
        2004 and after            181,777


NOTE 8.   ACCRUED LIABILITIES, OTHER

                                        April 30,      October 31,
                                          1999            1998
                                      ----------      -----------
Accrued dividends                   $    19,500       $   200,000
Accrued interest                        179,608           161,581
Accrued consulting fees                  10,000           136,278
Accrued fees re acquisition of
 John Ziner Lumber Limited              250,000              -0-
Other accrued liabilities                 2,915            37,663
                                      ---------         ---------
                                    $   462,023       $   535,522
                                      =========         =========

NOTE 9.  COMMON STOCK, WARRANTS AND STOCK OPTIONS


WARRANTS OUTSTANDING

In connection with consulting agreements entered into in February 1993 and February 1994, the Company issued warrants to purchase a total of 250,000 shares of common stock at a price of $.75 per share, exercisable until February 1998 and February 1999. The warrants that were exercisable February 1998 expired.

In addition, in connection with a bonus plan for the Company s former president, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share, exercisable until February 1999.
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 9.  COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)


WARRANTS OUTSTANDING (CONTINUED)

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


            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998



NOTE 10.   PREFERRED STOCK

On February 25, 1999, Network Forest Products Limited, a wholly owned subsidiary of the Company, issued 5,253,147 shares of Class
A preferred shares, in connection with the acquisition of John Ziner Lumber Limited. The shares have no par value, bear cumulative dividends at a rate of 5% per annum, calculated annually and paid semi-annually. The shares are redeemable, at the Company's option for C$1 per share.

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

During the quarter ended April 30, 1999, the Company issued
6,228,571 shares of common stock for $218,000 of dividends accrued on the series A preferred shares. At of April 30, 1999, current accrued dividends on the preferred stock amounted to $19,500.

NOTE 11. COMMON STOCK CONVERSION RIGHTS UNDER EXCHANGE AGREEMENT

On February 25, 1999, Network Forest Products Limited, a wholly owned subsidiary of the Company, issued 3,416,335 Class B preferred shares for C$1 per share, in connection with the acquisition of John Ziner Lumber Limited. The shares have no par value and are redeemable by the Company at C$1 per share. They have a non-fixed, non-cumulative dividend for each fiscal year.
            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 11. COMMON STOCK CONVERSION RIGHTS UNDER EXCHANGE AGREEMENT
         (CONTINUED)

The Class B shares are convertible into shares of the Company's common stock under an exchange agreement as follows:

  From and after February 18, 1999, the shareholders may exchange any or all of their Class B shares for shares of the Company s common stock, subject to certain adjustments specified in the agreement, at the rate of 100 shares of common stock for each Class B share.

NOTE 12.   COMMITMENTS

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


NOTE 13.   INCOME TAXES

At April 30, 1998, the Company had net operating loss carry forwards for income tax purposes of approximately $11,400,000 which expire at various years to 2012.
















            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998

NOTE 14.   ACQUISITION OF LUMBER OPERATION

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

Summarized pro-forma results of operations giving effect to the transaction as of November 1, 1999 are as follows:

          Sales                            $  18,963,717
          Other income                           206,329
                                             -----------
          Total revenue                       19,170,046
                                             -----------
          Cost of sales                       14,971,741
          Other operating expenses             2,583,085
          Depreciation and amortization          286,960
          Interest and other charges             311,506
                                             -----------
          Total expenses                      18,153,292
                                             -----------
          Net Income before tax            $   1,016,754
                                             ===========
            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 15.  IMPACT OF YEAR 2000

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



































MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Lumber Sales

On February 25, 1999, the Company, through a wholly owned subsidiary, acquired substantially all the assets of John Ziner
Lumber Limited, an Ontario company involved in the distribution and remanufacturing of lumber (See note 14). The Company intends to use the acquired assets in the same type of business.

For the period March 1, 1999 to April 30, 1999, sales from the lumber operation were $8,293,505. Proforma sales taking into consideration the lumber operation as if the acquisition had taken place on November 1, 1998, would be $18,963,717.

Equity in Income of Unconsolidated Subsidiaries

The Company had a 28% interest in Forest Hill Capital Corp.
(FHCC) at April 30, 1999 and 36% interest at April 32, 1998, and accounted for its investment by the equity-method of accounting.

FHCC is a company that operated a chain of retail optical stores throughout Canada.

On October 31, 1998 the Company wrote-off investment in FHCC due to the closing of all the stores (See Other Charges).

Equity in earnings of Forest Hill for the three and six months ended April 30, 1998, were $52,550 and $130,153, respectively.

Restaurant Operations

The Company currently owns one restaurant which is managed by another Company under a licensing agreement that calls for monthly licensing fees ranging from 3% of sales under $100,000 to 6% of sales over $200,000, and receives licensing fees on five other restaurants under a licensing agreement that calls for monthly licensing fees of 3% of sales.

Licensing fee revenue for the three months ended April 30, 1999 and 1998 were $105,723 and $99,826, respectively. Licensing fee revenue for the six months ended April 30, 1999 and 1998 were $194,261 and $183,932, respectively. The increase is due to the opening of a sixth Cami restaurant in May of 1998.

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

Interest and Other Income

Other income from interest on notes receivable for the three months ended April 30, 1999 and 1998 was $2,821 and $1,333, respectively; and for the six months ended April 30, 1999 and 1998 was $5,642 and $2,666 respectively.

COSTS AND EXPENSES

Costs and Expenses Lumber Operation

Cost of sales of lumber for the period March 1, 1999 to April 30, 1999 was $7,238,356, or 81% of sales. For the same period, payroll and related costs were $486,645, or 5% of sales; bad debt reserve expense was $46,807, or .5% of sales; and other operating expenses were $249,879, or 2.8% of sales.

General and Administrative

General and administrative expenses for the three months ended April 30, 1999 were $80,868 compared to $96,559 for the same quarter in 1998. The decrease was due primarily to a reduction in legal and professional fees. For the six months ended April 30, 1999 and 1998, general and administrative expenses were $104,256 and $162,092, respectively. The decrease was due to the reversal in of legal fees accrued in 1998, which were settled in 1999.

Depreciation and amortization

On August and October 1998, the Company issued shares of common stock in exchange for services to be issued over periods exceeding a year. A portion of these services were deferred and are being amortized over the term of the agreements. Amortization of consulting agreements for the three and six months ended April 30, 1999 was $37,516 and $75,032, respectively.

Depreciation for the three months ended April 30, 1999 and 1998 was $19,665 and $10,272. For the six months, depreciation was $19,664 compared to $20,617. Depreciation in 1999 relates to the assets acquired from John Ziner Lumber Limited (See note 15). In 1998, depreciation related to the assets of the restaurant operations, which were written off in 1999.

Amortization of intangible assets for the three months ended April 30, 1999 and 1998 was $92,068 and $33,695 respectively. For the six months, amortization of intangible assets was $134,568 in 1999 compared to $67,390 in 1998. The increase was due to the intangible assets resulting from the acquisition of the assets of John Ziner Lumber Limited (See note 15).

Other Income and (Charges)

During the quarter ended January 31, 1999 the Company wrote off the carrying value of its fixed assets and intangible assets related to its restaurant operations, resulting in a charge to income for the six months ended April 30, 1999 of $130,464.

Interest expense for the three months ended April 30, 1999 and 1998 was $150,240 and $25,798 respectively. Interest expense for the six months ended April 30, 1999 and 1998 was $181,043 and $42,922, respectively. The increase was due primarily to interest on debt incurred in connection to the acquisition of the assets of John Ziner Lumber Limited, and debt incurred to settle payroll and sales taxes owed.

Capital Expenditures and Depreciation

During the quarter ended April 30, 1999 the Company acquired substantially all the assets of John Ziner Lumber (See note 15).
Fixed assets acquired in that transaction amounted to $869,802.
Subsequently during the quarter, the Company acquired an additional $391,391 of fixed assets for the lumber operation.




























PART II - OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company filed report on form 8-K on March 4, 1999.

















































             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED APRIL 30, 1999
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALUE HOLDINGS, INC.

DATE: June 14, 19999         By: /s/ Robert Ziner
                                Robert Ziner
                                President

DATE: June 14, 1999          By: /s/ Ida C. Ovies
                                Ida C. Ovies
                                Chief Financial Officer