Form 10-Q
period 1999-07-31
VALUE HOLDINGS INC
filed 1999-09-15
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended              July 31, 1999

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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 108,857,039 Shares as of


                         July 31, 1999



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

         Consolidated Balance Sheet for July 31, 1999
          and October 31, 1998.................................3

         Consolidated Statement of Operations for the three
          months ended July 31, 1999 and 1998..................5

         Consolidated Statement of Operations for the nine
          months ended July 31, 1999 and 1998..................7

         Consolidated Statement of Cash Flows for the three
          months ended July 31, 1999 and 1998..................9

         Consolidated Statement of Cash Flows for the nine
          months ended July 31, 1999 and 1998.................11

         Notes to Consolidated Financial Statements...........13


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......26


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................29

         SIGNATURES...........................................30













           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                                        July 31,       October 31,
                                          1999             1998
                                      ----------       ----------

                             ASSETS

CURRENT ASSETS
Cash                                $      4,351       $      -0-
Accounts receivable                     6,765,306            27,261

Inventory                              7,408,674              -0-
Note receivable affiliated Company
 net of deferred gain of $86,251
 at July 31, 1999 and Oct. 31, 1998       44,149            34,149
Prepaid expenses and other assets        166,702            29,602
                                     -----------           --------

   TOTAL CURRENT ASSETS                14,389,182            91,012
                                     -----------           --------
INVESTMENT IN AFFILIATES                     -0-              3,993
PROPERTY AND EQUIPMENT, NET            1,216,925            24,711
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET              6,038,361           439,167
INTANGIBLE ASSETS, NET                   243,785           105,752
                                     -----------          ---------
     TOTAL ASSETS                    $ 21,888,253       $   664,635
                                     ===========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                   $  1,551,501       $   163,827
 Accrued liabilities, other              480,610           535,522
 Note payable bank and others         11,125,334           307,404
 Note payable stockholders               357,885           404,540
                                     -----------         ---------
   TOTAL CURRENT LIABILITIES          13,515,330         1,411,293
                                     -----------         ---------
LONG-TERM DEBT
 Bank and other                          692,502               -0-
 Stockholders and directors              910,761           287,874

                                    ------------        ----------
                                       1,603,263           287,874
                                    ------------        ----------





See accompanying notes
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                                        July 31,       October 31,
                                          1999             1998
                                      ----------       ----------


                LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Series A preferred stock, par value
 $.0001; 900,000,000 shares authorized;
 750,000 issued and outstanding
 at liquidation value                    750,000          750,000
Preferred Class A shares, no par value,
 bearing cumulative dividends at 5%
 per annum, 5,253,147 shares issued and
 outstanding, at liquidation value,
 redeemable by the Company at
 C$1/share                            3,456,018             -0-
Common stock, par value $.0001;
 900,000,000 shares authorized at
 July 31, 1999 and 180,000,000 at
 Oct 31. 1998 issued and outstanding
 108,857,039 at July 31, 1999 and
 and 56,806,068 at Oct. 31, 1998         10,885            9,230
Capital in excess of par             14,751,596       14,210,466
Common stock conversion rights under
 exchange agreement                   2,247,589
Currency exchange gain (loss)           130,346             -0-
Deferred consulting agreements          (107,932)        (156,731)
Accumulated deficit                  (14,468,842)     (15,847,497)
                                    -----------        -----------
TOTAL STOCKHOLDERS' DEFICIT            6,769,660        (1,034,532)
TOTAL LIABILITIES AND STOCKHOLDERS' -----------       -----------
EQUITY                              $ 21,888,253       $   664,635
                                    ===========       ===========















See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                     July 31,       July 31,
                                      1999            1998
                                  ----------     -----------
Revenues
 Lumber sales                   $ 15,780,478     $       -0-
 Equity (loss) in earnings
  -unconsolidated subsidiaries          -0-          (340,431)
 Licensing fee                        82,183           86,205
 Interest and other income               940            5,215
                                  ----------       ----------
                                  15,863,601         (249,010)
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber          12,799,037             -0-
  Payroll and related costs          680,586             -0-
  Bad debt reserve - lumber oper.    220,038             -0-
  Other operating exp. lumber oper.  660,511             -0-
  General and administrative          47,338           77,548
                                  ----------       ----------
                                  14,407,510           77,548
                                  ----------       ----------
Income (Loss) Before Depreciation,
 Amortization and Other Charges    1,456,091         (326,556)
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements   43,767             -0-
 Depreciation                         44,377           10,271
 Amortization goodwill and
  intangible assets                   31,766           33,695
                                  ----------       ----------
                                     119,910           43,966
                                  ----------       ----------
Income (Loss) Before Other Charges 1,336,181         (370,522)
Other Charges                     ----------       ----------
 Write off of fixed assets and
  intangibles related to restaurant
  operations                            -0-              -0-
 Interest expense                   (364,398)         (24,800)
                                 -----------       ----------
                                    (364,398)         (24,800)
                                 -----------       ----------
Income (Loss) Before
  Income Taxes                       971,783         (395,322)
                                 -----------       -----------




See accompanying notes.
             VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                     July 31,       July 31,
                                      1999            1998
                                   ----------     -----------

Income Taxes
 Income tax expenses                 220,077              -0-
 Tax benefit of NOL carryover       (220,077)             -0-
                                 -----------       -----------
                                        -0-               -0-
                                 -----------       -----------
Net Income (Loss)              $     971,783     $    (395,322)
                                 ===========       ===========



Weighted Average Number Of
  Shares Outstanding             108,204,865        57,126,720
Net Income ( Loss)  Per Share   $     0.0090      $    (0.0069)































See accompanying notes
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Nine Months Ended
                                     July 31,       July 31,
                                      1999            1998
                                  -----------    ------------
Revenues
 Lumber sales                   $ 24,703,983     $       -0-
 Equity (loss) in earnings
  -unconsolidated subsidiaries          -0-          (210,278)
 Licensing fee                       276,444          270,137
 Interest and other income            13,008            7,882
                                  ----------       ----------
                                  24,993,435           67,741
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber          20,037,393             -0-
  Payroll and related costs        1,167,231             -0-
  Bad debt reserve - lumber oper.    266,845             -0-
  Other operating exp. lumber oper.  910,390             -0-
  General and administrative         151,594          239,638
                                  ----------       ----------
                                  22,533,453          239,638
                                  ----------       ----------
Income (Loss) Before Depreciation,
 Amortization and Other Charges    2,459,982         (171,897)
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements  118,799             -0-
 Depreciation                         64,041           30,888
 Amortization goodwill and
  intangible assets                  166,334          101,085
                                  ----------       ----------
                                     349,174          131,973
                                  ----------       ----------
Income (Loss) Before Other Charges 2,110,808         (303,870)
Other Charges                     ----------       ----------
 Write off of fixed assets and
  intangibles related to restaurant
  operations                        (130,463)            -0-
 Interest expense                   (545,441)         (67,722)
                                 -----------       ----------
                                    (675,904)         (67,722)
                                 -----------       ----------

Income (Loss) Before
  Income Taxes                     1,434,904         (371,592)
                                 -----------       -----------



See acompanying notes
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Nine Months Ended
                                     July 31,       July 31,
                                      1999            1998
                                 ------------      -----------


Income Taxes
 Income tax expenses                 430,471              -0-
 Tax benefit of NOL carryover       (430,471)             -0-
                                 -----------       -----------
                                        -0-               -0-
                                 -----------       -----------

Net Income (Loss)               $  1,434,904     $   (371,592)
                                 ===========       ==========

Weighted Average Number Of
  Shares Outstanding              98,497,058       56,914,127
Net Income ( Loss)  Per Share   $     0.0146     $    (0.0065)































See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                         Three Months Ended
                                     July 31,         July 31,
                                      1999             1998
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $     971,783    $   (395,322)
Adjustments to reconcile net
 income from operations to
 net cash provided by (used in)
 operations:
   Write off of fixed assets and
   intangibles re restaurant operations  -0-
   Write off investment unconsol. sub.  3,994             -0-
   Depreciation                        44,377          10,271
   Amortization, intangible assets
   and goodwill                        31,766          33,695
   Amortization consulting agreements  43,767            -0-
   Equity in earnings of unconsolidated
   subsidiary                            -0-          340,431
 Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Accounts receivable           (1,235,703)        (20,150)
     Inventory                     (2,183,760)           -0-
     Prepaid expenses and other
     assets                           (74,379)         (1,333)
   Increase (decrease) in
     Accounts payable                (630,920)        (13,302)
     Payroll and sales taxes payable     -0-            3,172
     Accrued liabilities                 -0-           29,442
     Other                               -0-             -0-
Net cash used in operating         ----------       ----------
 activities                        (3,029,075)        (13,096)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                            (9,400)           -0-
 Advances to related company             -0-             -0-
Net cash provided by (used in)      ---------       ----------
 investing activities                  (9,400)           -0-
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              (46,119)         (5,364)
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                           3,145,445         (12,625)
Net cash provided by (used in)      ---------       ---------
 financing activities               3,099,326         (17,989)
                                    ---------       ---------
See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                         Three Months Ended
                                     July 31,         July 31,
                                      1999             1998
                                   ----------       -----------


Currency exchange                     (65,202)           -0-
                                   ----------      -----------

Increase (Decrease) in Cash            (4,351)        (31,085)
Cash and Cash Equivalents at
 Beginning of Period                   12,853          41,654
Cash and Cash Equivalents End      ----------      ----------
 of Year                        $       8,502    $     10,569
                                   ==========      ==========



































See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                        Nine Months Ended
                                     July 31,         July 31,
                                      1999             1998
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $   1,434,904    $   (371,592)
Adjustments to reconcile net
 income from operations to
 net cash provided by (used in)
 operations:
   Write off of fixed assets and
   intangibles restaurant operations  130,463             -0-
   Write off investment unconsol. sub   3,994             -0-
   Depreciation                        64,041          30,888
   Amortization, intangible assets
   and goodwill                       166,334         101,085
   Amortization consulting agreements 118,799            -0-
   Equity in earnings of unconsolidated
   subsidiary                            -0-          210,278
 Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Accounts receivable           (2,779,210)        (27,898)
     Inventory                     (3,638,377)           -0-
     Prepaid expenses and other
     assets                           (70,203)         (3,998)
   Increase (decrease) in
     Accounts payable                (991,061)        (32,014)
     Payroll and sales taxes payable     -0-         (250,752)
     Accrued liabilities              111,785          28,053
     Other                               -0-             -0-
Net cash used in operating         ----------       ----------
 activities                        (5,448,531)       (315,950)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (400,791)           -0-
 Advances to related company          (10,000)           -0-
Net cash provided by (used in)      ---------       ----------
 investing activities                (410,791)           -0-
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing             (105,431)         (1,693)
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                           6,100,124         307,750
Net cash provided by (used in)      ---------       ---------
 financing activities               5,994,693         306,057
                                    ---------       ---------
See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                          Nine Months Ended
                                     July 31,         July 31,
                                      1999             1998
                                   ----------       -----------


Currency exchange                    (126,869)           -0-
                                   ----------      -----------

Increase (Decrease) in Cash             8,502          (9,893)
Cash and Cash Equivalents at
 Beginning of Period                      -0-          20,462
Cash and Cash Equivalents End      ----------      ----------
 of Year                        $       8,502    $     10,569
                                   ==========      ==========



































See accompanying notes
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term include the evaluation of the recoverability of goodwill and other intangible assets.
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998

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





           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 3.   INVESTMENTS IN AFFILIATED COMPANIES
                                                  As of
  Investments in Affiliated Companies:      July 31,   October 31,
                                             1999         1998
                                          ---------    ----------

  a) Forest Hill Capital Corporation     $  468,248   $  468,247
  b) Virilite Neutracutical Corporation      68,746       68,746

  c) 660407 Alberta, Ltd.                    38,000       38,000
                                          ---------    ---------
                                            574,993      574,993
  Less: Provision for losses               (574,993)    (571,000)
                                          ---------    ---------
                                         $     -0-    $    3,993
                                          =========    =========

The Company has a 28% interest in Forest Hill Capital Corp, a Company that operated a chain of retail optical stores throught Canada. The Company had been accounting for its investment by the equity-method of accounting. At February 28, 1997, the Company adjusted its investment in Forest Hill Capital Corporation to market based on recent trading prices of the stock in the Canadian Exchange. On October 31, 1998, due to the uncertainty regarding the ultimate recovery of the investment in FHCC due to the closing of all the stores, the Company wrote-off its investment.

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

Due to the uncertainty regarding the ultimate recovery of the Company s investment in Virilite and 660407 Alberta, on October 31, 1998 the Company established a loss reserve for these investments. On July 31, 1999 the Company wrote off the balance it was carrying on its books of $3,994.


           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 4.   PROPERTY AND EQUIPMENT

                                           July 31,     October 31,
                                            1999            1998
                                         ---------      ----------

Mill and yard equipment                 $   760,150      $      -0-
Office equipment                            67,412            -0-
Trucks and other vehicles                  390,691            -0-
Restaurant equipment and furniture            -0-          435,311
Leasehold improvements                       73,382          29,101
                                         ---------      ---------
                                         1,291,635         464,412
Accumulated depreciation                     (74,710)     (439,701)
                                         ---------       ---------
                                       $ 1,216,925      $    24,711
                                         =========      =========

During the quarter ended January 31, 1999 the Company wrote off the net carrying value totalling $24,711 of the fixed assets related to its restaurant operations.

NOTE 5.   COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

Cost in Excess of Net Assets Acquired consist of:

                                  July 31,      October 31,
                                    1999           1998
                                 ----------     ----------
 Goodwill on Acquisition of
  Assets of John Ziner Lumber
  Limited                      $  5,759,687    $     -0-
 Goodwill re Cami s               1,020,000      1,020,000
                                 ----------     ----------
                                  6,779,687      1,020,000
 Less accumulated amortization     (741,326)      (580,833)
                                 ----------     ----------
                               $  6,038,361    $   439,167
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

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


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

Amortization expense for the three months ended July 31, 1999 and 1998 was $31,766 and $33,695, respectively. Amortization expense for the nine months ended July 31, 1999 and 1998 was $166,334 and $101,085, respectively.















           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       APRIL 30, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 6.   INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years.
                                       July 31,        October 31,
                                         1999             1998
                                     ----------        ----------

Deferred acquisition costs           $  250,000      $       -0-
Leasehold interests                        -0-            117,583
Customer lists                             -0-            105,000
Liquor licenses                            -0-            120,000
                                      ---------         ---------
                                        250,000           342,583
Accumulated amortization                  (6,215)        (236,831)
                                      ---------         ---------
                                     $  243,785      $    105,752
                                      =========         =========

Deferred acquisition costs result from the acquisition of the assets of John Ziner Lumber Limited and are being amortized over 20 years.

During the quarter ended January 31, 1999 the Company wrote off the unamortized balance of intangible assets related to its restaurant operations, which totalled $105,752.






















           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 7.   LONG TERM DEBT:

Long term debt consists of:             July 31,     October 31,
                                         1999           1998
                                      ----------     ----------
Revolving Credit Facility, of up
 to C$20,000,000, maturing 2/2002,
 due on demand, bearing interest at
 1.25% over prime, secured by all
 the assets of the Company and a
 personal guarantee from the
 President of the Company             $10,734,772    $      -0-
Term loan payable bank, due in
 principal monthly installments of
 C$25,000 through 2/2002, balance of
 principal and interest due at maturity,
 bearing interest at 1.75% over prime     764,058           -0-
Note payable other, bearing interest
 at 15% per annum, due June 15, 1999      319,006       307,404
Notes payable shareholder, due in
 principal monthly installments of
 $16,667 commencing on 9/1999 through
 8/2004, bearing interest at 15%          647,435          -0-
Note payable shareholder re
 acquisition of Cami s Seashells
 Restaurants, bearing interest at
 9%, calls for monthly payments of
 principal and interest based on a
 30 year amortization schedule with
 unpaid principal balance due 8/2001,
 collateralized by the assets of the
 Company **                               287,874       287,874
Notes payable to various stockholders,
 and directors, due on demand, at
 interest at rates from .75% to 1%
 over prime                               232,328       381,798
Advances from stockholders, due on
 demand, bearing no interest              101,009        22,742

                                        ---------      --------
                                       13,086,482       999,818
Less current portion:
 Notes payable bank and other         (11,125,334)     (307,404)
 Notes payable, stockholders and
  directors                              (357,885)     (404,540)
                                        ---------      --------
                                      $ 1,603,263    $  287,874
                                        =========      ========
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998

NOTE 7.   LONG TERM DEBT (CONTINUED):

**As of January 31, 1999, the note is in default. No payment has been made since the inception of the note, and management has no plan in place concerning repayment terms. A waiver has been obtained by the Company from this stockholder in connection with the current payment terms of this note.

Annual maturities of long-term debt at April 30, 1999 for each of the succeeding five years are summarized as follows:

Year Ending July 31,

        2000                  $ 8,591,926
        2001                      604,157
        2002                      472,964
        2003                      136,332
        2004 and after            181,777


NOTE 8.   ACCRUED LIABILITIES, OTHER

                                        July 31,       October 31,
                                          1999            1998
                                      ----------      -----------
Accrued dividends                   $    38,250       $   200,000
Accrued interest                        187,360           161,581
Accrued consulting fees                   5,000           136,278
Accrued fees re acquisition of
 John Ziner Lumber Limited              250,000              -0-
Other accrued liabilities                  -0-               37,663
                                      ---------           ---------
                                    $   480,610         $   535,522
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

In addition, in connection with a bonus plan for the Company s former president, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share, exercisable until February 1999.
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


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


            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998



NOTE 10.   PREFERRED STOCK

On January 26, 1999, the stockholders approved an amendment to the Articles of Incorporation authorizing an increase in the authorized number of the Company s preferred shares with a par value of $.0001 tp 900,000,000 shares.

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




            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


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

NOTE 12.   INCOME TAXES

At July 31, 1998, the Company had net operating loss carry forwards for income tax purposes of approximately $11,400,000 which expire at various years to 2012.

NOTE 13.   ACQUISITION OF LUMBER OPERATION

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


            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 13.   ACQUISITION OF LUMBER OPERATION (CONTINUED)


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

Summarized pro-forma results of operations giving effect to the transaction as of November 1, 1999 are as follows:

          Sales                            $  34,744,195
          Other income                           289,452
                                             -----------
          Total revenue                       35,033,647
                                             -----------
          Cost of sales                       27,770,778
          Other operating expenses             4,191,558
          Depreciation and amortization          406,870
          Interest and other charges             675,904
                                             -----------
          Total expenses                      33,045,110
                                             -----------
          Net Income before tax            $   1,988,537
                                             ===========

In a letter of agreement dated December 11, 1998, and ratified by the Board of Directors, the Company agreed to pay a fee, payable in common shares of the Company, to Robert Ziner, Lyon Wexler and Leonard Rosenberg. This fee was in consideration of their efforts in facilitating the acquisition of Ziner Lumber s assets and as an inducement for Mr. Ziner and Mr. Wexler to continue with the Company in an executive capacity. In that letter, the Company agreed to issue 25 million common shares to Mr. Ziner, and 12.5 million share each to Mr. Wexler and Mr. Rosenberg. At the time of the agreement the aggregate value of the shares was $250,000. The shares were not to be registered by the Company and would contain a legend restricting their trasnfer. As of July 31, 1999, the Company has not issued such shares, but has accrued the liability.





           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        JULY 31, 1999 AND 1998, AND OCTOBER 31, 1998


NOTE 14.  IMPACT OF YEAR 2000

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

For the period March 1, 1999 to July 31, 1999, sales from the lumber operation were $24,703,983. For the three months ended July 31, 1999, sales from the lumber operations were $15,780,478, a monthly average increase of 18% over the prior quarter. Proforma sales taking into consideration the lumber operation as if the acquisition had taken place on November 1, 1998, would be $34,744,195.

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

Equity in losses of Forest Hill for the three and nine months ended July 31, 1998, were $(340,431) and $(210,278), respectively.

Restaurant Operations

The Company currently owns one restaurant which is managed by another Company under a licensing agreement that calls for monthly licensing fees ranging from 3% of sales under $100,000 to 6% of sales over $200,000, and receives licensing fees on five other restaurants under a licensing agreement that calls for monthly licensing fees of 3% of sales.

Licensing fee revenue for the three months ended July 31, 1999 and 1998 were $82,183 and $86,205, respectively. Licensing fee revenue for the nine months ended July 31, 1999 and 1998 were $276,444 and $270,137, respectively.

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

Interest and Other Income

Other income, mainly from interest on notes receivable, for the three months ended July 31, 1999 and 1998 was $940 and $5,216, respectively; and for the nine months ended July 31, 1999 and 1998 was $13,008 and $7,882 respectively.

COSTS AND EXPENSES

Costs and Expenses Lumber Operation

Cost of sales of lumber for the period March 1, 1999 to July 31, 1999 was $20,037,393, or 81% of sales. For the three months ended
July 31,1999, cost of sales of lumber was $12,799,037, or 81% of sales.

For the three and nine months ended July 31, 1999, payroll and related costs were $680,586, or 4% of sales and $1,167,231, or 5% of sales, respectively. Bad debt reserve expense for the three and nine months was $220,038, or 1% of sales and $266,845, or 1% of sales, respectively. Other operating expenses for the three and nine months were $660,511, or 4% of sales, and $910,390, or 4% of sales, respectively.

General and Administrative

General and administrative expenses for the three months ended July 31, 1999 were $47,338 compared to $77,546 for the same quarter in 1998. The decrease was due primarily to a reduction in legal and professional fees. For the nine months ended July 31, 1999 and 1998, general and administrative expenses were $151,594 and $239,638 respectively. The decrease was due to the reversal of legal fees accrued in 1998, which were settled in 1999.

Depreciation and amortization

On June of 1999 and August and October 1998, the Company issued shares of common stock in exchange for services to be issued over periods exceeding a year. A portion of these services were deferred and are being amortized over the term of the agreements. Amortization of consulting agreements for the three and nine months ended July 31, 1999 was $43,767 and $118,799, respectively.


Depreciation for the three months ended July 31, 1999 and 1998 was $44,377 and $10,271. For the nine months, depreciation was $64,041 compared to $30,888. Depreciation in 1999 relates to the assets acquired from John Ziner Lumber Limited (See note 15). In 1998, depreciation related to the assets of the restaurant operations, which were written off in 1999.

Amortization of intangible assets for the three months ended July 31, 1999 and 1998 was $31,766 and $33,695 respectively. For the nine months, amortization of intangible assets was $166,334 in 1999 compared to $101,085 in 1998. The increase was due to the intangible assets resulting from the acquisition of the assets of John Ziner Lumber Limited (See note 15).

Other Income and (Charges)

During the quarter ended January 31, 1999 the Company wrote off the carrying value of its fixed assets and intangible assets related to its restaurant operations, resulting in a charge to income for the nine months ended July 31, 1999 of $130,463.

Interest expense for the three months ended July 31, 1999 and 1998 was $364,398 and $24,800 respectively. Interest expense for the nine months ended July 31, 1999 and 1998 was $545,441 and $67,772, respectively. The increase was due primarily to interest on debt incurred in connection to the acquisition of the assets of John Ziner Lumber Limited, and debt incurred to settle payroll and sales taxes owed.

Capital Expenditures and Depreciation

During the quarter ended July 31, 1999 the Company did not incurr any major capital expenditure.


























PART II - OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company did not file any report on form 8-K during the quarter ended July 31, 1999.

















































             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED JULY 31, 1999
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALUE HOLDINGS, INC.

DATE: September 14, 1999     By: /s/ Robert Ziner
                                Robert Ziner
                                President

DATE: September 14, 1999     By: /s/ Ida C. Ovies
                                Ida C. Ovies
                                Chief Financial Officer