Form 10-K
period 1999-10-31
VALUE HOLDINGS INC
filed 2000-02-01
CIK 804191

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                     REPORT ON FORM 10-KSB

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuers revenues for its most recent fiscal year were $46,065,939.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on January 18, 2000 was approximately $18,832,268.

As of October 31, 1999, there were 108,857,039 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. BUSINESS:

GENERAL DEVELOPMENT OF BUSINESS

The Company was initially incorporated as a Delaware corporation in 1986.

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

Network Forest Products

On February 25, 1999, the Company, through a wholly owned subsidiary, Network Forest Products (Network), acquired substantially all the assets of John Ziner Lumber Limited, an Ontario corporation, for $ 14,331,473. Financing for the transaction was provided by BNY Financial Corporation- Canada, a subsidiary of the Bank of New York. Value holdings has provided a guarantee to BNY Financial Corporation
- Canada securing the indebtedness of Network Forest Products.

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



LUMBER OPERATIONS

The acquisition of the Ziner assets made Network one of the three largest wholesale distribution operations, selling lumber and building materials in Ontario, the United States and the Caribbean. Network is the largest supplier to southern Ontario's major general contractors and concrete forming contractors, and, although it does not operate across Canada, it is also the largest such supplier in the country. Through its acquisition of John Ziner Lumber Limited, Network also sells its products into the United States and Caribbean market either directly or through wholesale distributors located in Toronto, Ontario and Quebec City, Quebec.

Network is one of the top three suppliers of cut-to-size wood products in Ontario to major industrial users such as wooden packaging (pallets, crates, boxes) operations.

LUMBER REMANUFACTURING

Network Forest manufactures lumber by cutting mill dimensions into smaller pieces of higher grade and value. The remanufacturing operation plays a very significant role in the Company's business, especially with respect to increasing export sales.


LUMBER DISTRIBUTION

Network Forest Products is also a distributor of lumber and building materials. This involves the handling, storage, sorting and shipping of lumber and building materials to construction and industrial users in Canada, the United States and Mexico.

The fluctuation in the price of lumber throughout the year may cause Network's annual dollar sales volume to increase or decrease based solely on these fluctuations.

COMPETITION

Network Forest Products main competitors in the Canadian market are:

Alpa Group of Companies.

This is a major competitor, with 5 yards in the greater Toronto area.

Rockett Lumber.

Located in Mississauga Ontario. Serves homebuilders only.

Tarpin Lumber.

Located in Barrie, Ontario. Serves homebuilders only.

Hanford Lumber.

Located in Rexdale, Ontario. Serves general contractors.

There is no product differentiation in the wholesale lumber business.
All pieces of the same size and grade of lumber are considered commodity products and have the same characteristics and essentially the same value.

Similarly, there is little or no differentiation between various makes of the same building materials; competing products must meet established government or industry standards.

The only differentiation possible are competitive pricing, flexible payment terms, on-time delivery, and customer service and support.

Primarily the forces of competition in the marketplace establish
Network s selling prices. Internal operating efficiency plays a large part in determining how competitively Network can price its product in a given situation.

In cases where Network s price is equal to that of a competitor, Network relies on its reputation in the industry to provide a competitive advantage.

SALES ORGANIZATION

Marketing is carried on primarily through direct mail and personalized sales contact in greater Toronto and the surrounding area.

Network's sales staff consists of 5 commissioned individuals who specialize in the residential building markets, and 5 commissioned individuals focussed on industrial, general contractor and export sales. At present all sales staff work out of Network s offices in Toronto. They market by direct mail, phone, and personal contact. Network belongs to trade associations related to their markets.

On January 12, 2000 Network announced the addition of four new sales people who will make up the Industrial Trade Division. This Division will concentrate on selling wood products to the crating, packaging, remanufacturing, pallet and bed frame segments of the industry.


GOVERNMENT REGULATION OF THE LUMBER INDUSTRY

The Canada-US Softwood Lumber Agreement

Despite progress made toward opening markets through multilateral trade agreements, recent frictions over Canadian softwood lumber exports to the United States illustrate that these agreements do not always guarantee access to foreign markets. Allegations of unfair subsidization through low stumpage fees have been made against Canadian softwood lumber producers since the early 1980's. In early 1996, an agreement was reached between the United States and Canada to prevent further trade action by the US against Canadian softwood lumber imports.

The Canada-US Softwood Lumber Agreement involving a restrictive quota regime was announced on April 2, 1996. The five-year agreement is the result of negotiations between the governments at the federal and provincial level along with industry. The key factors and terms of the agreement are as follows:

_ Only exports from British Columbia, Alberta, Ontario and Quebec are affected.

_ Softwood lumber exports from the Atlantic Provinces, Saskatchewan, Manitoba and the Territories are not affected.

_ Exports to the United States under 34.69 million m3 (cubic meters) or
14.7 Billion Board Feet (BBF) are fee free.

_ The first 650 Million Board feet in excess of 14.7 BBF is subject to a fee of $50 (US dollars) for each thousand board feet and $100
(US dollars) per thousand board feet for additional volumes.

_ Revenues collected from the export fee are collected by the Canadian government and distributed to the provinces.

_ Exports may increase without fee for each quarter when the average price exceeds $405 US per thousand board feet in the first two years and $410 US for the last three years of the agreement.

The allocation of the softwood quota is company based. Firms in British Columbia receive the largest share, with 59% of the quota; Quebec receives 23%, Ontario 10.3% and 7.7% for Alberta. The allocation was based on recent export shipments and was given to primary producers and re-manufacturers. Wholesalers were not given their own allocation but primary producers have provided written assurances that their dealings with the wholesalers will be on a business as usual basis.

The plan provides flexibility to accommodate normal market adjustments such as growth and new entrants. Two percent has been reserved for new entrants up to the end of 1999, so as to provide export access for new mills which began production in the last two years. New entrants include companies with verifiable investment commitments to build by April 1, 1996 and those with major capital investments made in new capacity since January 1995.

Network purchases lumber that is within the quota. The company has not experienced any material change in its business due to the operation of this agreement nor does the company expect that the agreement will have a material effect on its business in the future.

Collective Bargaining Agreement

Network is party to a Collective Agreement between it and the Teamsters Local Union No. 230 which is affiliated with the International Brotherhood of Teamsters. The agreement is for a two year term which ends March 17, 2000. The agreement covers all employees of Network except foremen, those above the rank of foremen, office and sales staff, and those employed on a part-time basis. Union membership is required of all other full time employees. The Agreement contains a grievance procedure which could subject Network to arbitration proceedings in accordance with the Labour Relations Act should a dispute with an employee not otherwise be resolved.

During the term of the Agreement the parties have agreed that there will be no strikes and no lock-outs. The Agreement also covers other aspects such as benefits, wage rates, paid holidays and vacations.


RESTAURANT LICENSING OPERATIONS

The Company is the Licensor of the Cami s Seafood and Pasta Restaurant concept. The Company currently has two licensees that operate six restaurants. The Company had originally operated and managed the restaurants with its own staff. However, as a result the Company s decision in 1995 to restructure its operations the restaurant operations were restructured as described below. At that time the restaurants were the core of the Company s operations. Since the acquisition of the Ziner Lumber assets the restaurants are no longer the core of the Company s operations and represent less than 5% of the Company s revenues.

At October 31, 1999 the receives licensing fees based on the gross
Sales of five restaurants ( the Restaurants ) operated under a license by Cam Fam, Inc. ( Cam Fam ) and located in Dade and Broward Counties, Florida. On the five licensed restaurants the Company receives a license fee equal to 3% of the gross sales. Additionally, a sixth Cami s Seafood and Pasta Restaurant was opened in May 1998 pursuant to a license agreement with Oceancam Inc., wherein the Company receives a license fee equal to 3% of gross fees less an advertising allowance. The License Agreement is for a term of five years, beginning March 1, 1997. The term automatically renews for another five year term provided that the Licensee meets the gross sales goals as set forth in the agreement. The Licensee has met the goals during the term of the agreement.

On the restaurant located in Pembroke Pines, Broward County, Florida, the Company receives a license fee based on the following scale: on monthly revenues of less than $100,000 a license fee equal to 3% of sales will be paid; monthly revenues over $100,000 to $150,000 4% of all sales will be paid as a license fee; monthly revenues over $150,000 to $200,000 5% of all sales will be paid as a license fee; monthly revenues over $200,000 6% of all sales will be paid as a license fee.

These Restaurants feature quality, family style budget seafood and non-seafood products. The Restaurants operate under the name
Cami s Seafood and Pasta but are known locally as just Cami s. The Restaurants have an informal atmosphere and offer a full compliment of prepared seafood items and a limited number of non-seafood items. The Restaurants stress high quality food and efficient, friendly service at affordable family prices. The Restaurants average single meal ticket price is $6.00 for lunch and approximately $12.00 for dinner.

During the fiscal year ended February 28, 1995, the Company opened an additional restaurant at the Holiday Inn Cocoa Beach resort. Due to weak sales the Company closed this restaurant in January 1995.
In May, 1995, a claim for breach of lease was filed by the landlord against the Company. This suit was settled by the Company in 1998 for $15,000 in cash and the issuance of 500,000 shares of the Company s common stock.


FUTURE LICENSEES

The Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators. These licensing agreements would typically allow an existing restaurant chain or management team to convert and/or develop new restaurants utilizing the Cami s format in return for a license fee payable to the Company based on a percentage of sales.


The Company agreed with Cam Fam to place a sum from licensing fees payable to it into an escrow account to be used for future development materials. Such materials are to be developed by Cam Fam but belong to the Company. The Company also agreed to place a sum into an escrow account to be used for a national advertising fund, such advertising materials to be developed by the Company in conjunction with Cam Fam and belong to the Company. This Agreement with Cam Fam is not part of the License Agreements discussed above, but is a discretionary arrangement between the parties. To date, no money has been escrowed, though the Company has from time to time allocated a portion of license fees owed to be used for the development of advertising and materials related to the development of future licensed restaurants.


LOCATIONS

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


GOVERNMENTAL REGULATION AFFECTING LICENSED RESTAURANT OPERATIONS

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

The licensed restaurant operations are subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new restaurant in a particular area.

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


TRADEMARKS

The Company utilizes and is dependent upon certain federally registered trademarks, Cami s Seashells, the Seafood Place and Cami s Seashells, the Seafood Place and Design, which were assigned to the Company by Seashells in February 1992, and a service mark, Cami s Express. The Company, in 1994 has also registered the trademark Cami s Seafood & Pasta. The Company is not aware of any party who could validly contest such marks.

COMPETITION

The food service business is highly competitive and the Company s licensed restaurant currently compete and will compete with numerous other restaurants and food service operations, many of which possess substantially greater financial resources and more experienced personnel and management than does the Company.

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

OTHER RESTRUCTURING ACTIVITIES

FOREST HILL CAPITAL

In December, 1995, the Company purchased 14% of the shares of Forest Hill Capital Corporation, a Canadian public company, for Canadian $250,000 (US$185,185). Forest Hill operated 70 Bay Optical retail eyewear locations in Hudson's Bay and Zeller's department stores across Canada.

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

During the quarter ended January 31, 1999, the Canadian taxing authorities imposed a garnishment for unpaid taxes against the optical division of FHCC. Due to the significance of the amount of unpaid taxes in relation to the carrying value of the investment, FHCC s inability to pay its employees and take new orders, and other concerns, including estimated recoverability, management of the Company has established an allowance of $571,000 and a corresponding amount was charged to operations during the last quarter of 1998. See Note 4 to the financial statements.

STATUS OF ANNOUNCED ACQUISITIONS

On May 26, 1999 the Company announced that it had entered into a Letter of Intent to purchase 75% of the shares of 471372 Ontario Limited which does business as Harron Home Hardware. Harron is a lumber distributor and a Home Hardware franchisee located in Moorefield, Ontario. On July 22, 1999 the Company announced that it would purchase 100% of the shares of 471372 Ontario Limited. Definitive agreements were announced on November 2, 1999. The Company had anticipated closing in December 1999. As of January 24, 2000 the transaction had not yet closed.

On August 19, 1999 the Company announced that it had entered into a Letter of Intent to purchase the assets of Cutler Forest Products and Seabright Wood Fabricators. Cutler and Seabright are related entities and are wholesalers and fabricators of wood products. Their primary market is the sale of plywood and composite board. The Company has finished its due diligence review and is negotiating definitive agreements with the principles of Cutler and Seabright. No agreements have been entered into and no closing date has been set as of January 24, 2000.

EMPLOYEES

The Company has a total of 136 employees. Substantially all of these employees are employed by Network.

ITEM 2. PROPERTIES:

Network Forest Products is located in the northern portion of the City of Scarborough, near the intersection of Steeles Avenue East, and Kennedy Road. The site has ready access to major provincial highways 401 and 404. A Canadian National Railways spur having a capacity for 12 rail cars services the site.

Network leases its buildings and approximately 14 acres of land. Ten acres and the buildings are leased from an affiliated company partially owned by one of the shareholders. Four acres are leased from a third party. The lease is for a term of five years at a cost of $21,400 (Canadian Dollars) per month. Production space occupies approximately 16,000 square feet. Offices account for a further 6,000 sq. ft.

ITEM 3. LEGAL PROCEEDINGS:

The Company is currently a party to certain lawsuits brought in the ordinary course of its business. None of these lawsuits, in management's opinion, is material to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

There were no items submitted to security holders during the fourth quarter ended October 31, 1999.

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

Common Stock                                  High   Low
- ------------                                ----   ---
November 1, 1997 - January 31, 1998          $.02   $.005
February 1, 1998 - April 30, 1996            $.03   $.005
May 1, 1998 - July 31, 1998                  $.0625 $.001
August 1, 1998 - October 31, 1998            $.01   $.001
November 1, 1998 - January 31, 1999          $.01   $.005
February 1, 1999 - April 30, 1999            $.08   $.005
May 1, 1999 - July 31, 1999                  $.15   $.04
August 1, 1999 - October 31, 1999            $.22   $.125

On January 14, 1999, the closing bid price of the Common Stock as quoted on the OTC Bulletin Board was $0.173.

Due to the Company s financial condition and inability to file its 10-K on time for Fiscal 1996 the Company was delisted from the NASDAQ Small Cap Market.

As of October 31, 1999, the Common Stock was held by approximately 108,857,039 stockholders of record. The Company believes that the number of beneficial owners of the Company s Common Stock is in excess of 2,100 individuals.

The Company has never declared any cash dividend on its shares of Common Stock. The Board of Directors may declare dividends on its Common Stock from time to time, although it does not at present have any intention to do so.

The Company is obligated to pay dividends of $0.10 per share on its outstanding shares of Series A Preferred Stock. Dividends in arrears for the year ended October 31, 1999 amount to approximately $50,000. Dividends in arrears for prior years was approximately $218,000 which was satisfied via the issuance of 6,228,571 shares of the Company s common stock .

As of January 14, 2000 19 Market Makers were actively posting bid and ask prices for the Company's common shares on the OTC Bulletin Board.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS


Lumber Sales

On February 25, 1999, the Company, through a wholly owned subsidiary, acquired substantially all the assets of John Ziner Lumber Limited, an Ontario company involved in the distribution and remanufacturing of lumber (See note 2). The Company intends to use the acquired assets in the same type of business.

For the period March 1, 1999 to October 31, 1999, sales from the lumber operation were $45,711,611. Proforma sales for the years ended October 31, 1999 and 1998, taking into consideration the lumber operation as if the acquisition had taken place at the beginning of each year, would be $55,635,525 and $24,857,539, respectively.

Restaurant Operations - Licensing fees

The Company receives licensing fees on six restaurants under a licensing agreement that for monthly licensing fees of ranging from 3% to 6% less an advertising allowance. Licensing fee revenue for the year ended October 31, 1999 and 1998 was $354,328 and $348,434, respectively.

The Company is currently seeking to expand its operations through licensing agreements with recognized restaurant operators, whereby existing restaurant chains or management teams would convert and/or develop new restaurants utilizing the Cami s format in return for a license fee based on a percentage of sales. For this purpose the Company is developing promotional material and advertising. Such materials are to be developed by the Company in conjunction with CamFam but belong to the Registrant. Future licensed units will pay a fee as a percentage of monthly sales to contribute to this fund. As of the date of this report the Company has not negotiated with or entered into similar arrangements with any other party.

COSTS AND EXPENSES

Cost of sales - Lumber

Cost of sales of lumber for the period March 1, 1999 to October 31, 1999 was $39,417,806, or 86% of sales. Cost of sales of lumber for the year ended October 31, 1999 and 1998, on a pro-forma basis, taking into consideration the lumber operation as if the acquisition had taken place at the beginning of each year, would be $47,061,613 and $24,006,518, respectively.



Selling, General and Administrative

Selling, general and administrative expenses for the year ended October 31, 1999 were $4,319,658 compared to $352,582 for the year ended in 1998. The increase was due to the expenses of the lumber operation acquired on February 25 th 1999. Proforma selling, general and administrative expenses for the years ended October 31, 1999 and

1998, taking into consideration the lumber operation as if acquired at the beginning of each year would be $5,679,265 and $4,314,643 respectively. The increase of 1999 over 1998 would be consistent with the increase in sales.

Depreciation and amortization

Depreciation for the years ended October 31, 1999 and 1998 was $213,117 and $52,979. Depreciation in 1999 relates to the assets acquired from John Ziner Lumber Limited (See note 2). In 1998, depreciation related to the assets remaining from the Restaurant operations, which were written off in 1999.

Amortization of intangible assets for the years ended October 31, 1999 and 1998 was $566,715 and $202,169 respectively. The increase was due to the amortization of intangible assets resulting from the acquisition of John Ziner Lumber Limited (See note 2).

Interest expense

Interest expense for the years ended October 31, 1999 and 1998 was $849,003 and $109,251 respectively. The increase was due primarily to interest on debt incurred in connection to the acquisition of the assets of John Ziner Lumber Limited.

Other Income

Interest and other income

Interest and other income for the year ended October 31, 1999 was $419,377. It consisted mainly of interest on accounts receivable and earned discounts from the Lumber operation, and interest on note receivable from affiliate. In 1998 interest income was $11,173, consisting on interest on note receivable from affiliate.

Other (Charges)

During the year ended October 31, 1999 the Company adjusted the carrying value of its investment in Forest Hill Capital Corporation
(FHCC) to market based on the current trading prices of the stock in the Canadian Stock Exchange (See note 4). The write down resulted in a Charge to income of $1,758,094. Additionally, the Company established a reserve of $571,000 and corresponding charge to income in that same year for the balance of the investment in FHCC, based on the Company s estimate of recoverability of its investment.




Equity in Income of Unconsolidated Subsidiaries

The Company had a 28% interest in Forest Hill Capital Corp.
(FHCC) at October 31, 1998 and accounted for its investment by the equity-method of accounting.

FHCC is a company that operated a chain of retail optical stores throughout Canada.


On October 31, 1998 the Company wrote-off investment in FHCC due to the closing of all the stores (See Other Charges).

Equity in losses of Forest Hill for the year ended October 31, 1998 was $(210,278).

Provision for income taxes

Provision for income taxes for the year ended October 31, 1999 of $125,652 represented taxes payable to the Canadian authorities on the net income of the lumber operation. No tax provision was been set up for the US operation since the Company has the benefit of net operating loss carryover (See note 12).


Capital Expenditures and Depreciation

During the year ended October 31, 1999 the Company acquired
Substantially all of the assets of John Ziner Lumber (See Note 2). Fixed assets acquired in that transaction amounted to $869,602.
Subsequently the Company acquired an additional $582,080 in property and equipment for the lumber operation.


Liquidity and Capital Resources

The following table presents a summary of the Registrant s cash flows For the last two fiscal years:

                                        Year ended        Year ended
                                        October 31,       October 31,
                                           1999              1998
                                     ---------------   ---------------

   Net cash provided (required)
     by operating activities           $(5,930,885)      $  (329,137)
   Net cash provided (used) by
     investing activities                 (796,384)          (26,800)
   Net cash provided (used) by
     financing activities                6,423,148           335,475
   Currency exchange                       335,965               -0-
                                        ----------        ----------
   Net increase (decrease) in
    cash                              $     31,844       $   (20,462)
                                        ==========        ==========


The financial resources of the Registrant have been provided by cash flows from financing activities.

In fiscal year ended October 31, 1999 the Registrant s operating activites generated a negative cash flow of $(5,930,885), mainly due to the increase in accounts receivable and inventory from the lumber operation. In fiscal 1998, operating generated a negative cash flow of $(329,137), mainly due to the reduction in accrued expenses and other assets.

Net cash used by investing activities in fiscal years ended October 31, 1999 and 1998 was $(796,384) and $(26,800) respectively. Cash used in fiscal 1999 was mainly for acquisition of property and equipment for the lumber operation and investment in real estate.

Net cash provided by financing activities was $6,423,148 in fiscal 1999, mainly from bank financing. In fiscal 1998, net cash provided by financing activities was $335,475, mainly from stockholders and related parties loans.

The Registrant s current objective is to grow through the acquisition Of other profitable businesses. The Company also plans to continue raising funds from private placements of its common stock.

The Company has entered into a Letter of Intent to purchase 100% of the the shares of 471372 Ontario Limited, a Company which is a lumber distributor in Moorefield, Ontario. Definitive agreements were announced on November 2, 1999, and the Company had anticipated closing this transaction in December 1999. As of January 24, 1999 the transaction had not yet closed.

On August 19, 1999 the Company entered into a Letter of Intent to purchase the assets of Cutler Forest Products and Seabright Wood fabricators, two related entities, wholesalers and fabricators of wood products. The Company has finished its due diligence review and is negotiating definitive agreements with the Companies principals.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements set forth in F-1 through F-22 hereof which are hereby incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company s Current Reports on Form 8-K dated January 10, 2000, May 6, 1997 and May 9, 1997 reporting a change of accountants are incorporated by reference. The resignation of the company s auditor as reported on Form 8-K were for reasons other than those relating to the Company.





                        PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following persons are the executive officers and directors as of October 31, 1999.

        Name             Age                 Position
        ----             ---                 --------

Robert Ziner		           President, Chief Executive Officer,
                                   director

Alison Rosenberg Cohen    33       Secretary, Director

Marc Rosenberg            	     Director

Ida Ovies                 40       Chief Financial Officer

On January 12, 2000 the Company announced the resignation of Marc Rosenberg as a director and the appointment of three new directors: David Stone, Tom
P. Hazell and John J. Balatinecz.

The Audit Committee of the Board of Directors is composed of David Stone, Tom P. Hazell, John J. Balatinecz and Ida Ovies.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successor.

Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Robert Ziner was named President of the Company in February 1999. Prior to that time Mr. Ziner was an executive with John Ziner Lumber Limited.

Alison Rosenberg Cohen was named President of the Company in September 1991 and had served in such capacity until May 1995 when she stepped down to become Vice President of Marketing and Anthony Pallante became president of the Company. On December 3, 1996, upon Mr. Pallante s resignation as president of the Company, Ms. Cohen was elected as interim president. She stepped down to become Secretary of the Company when Mr. Ziner was named President in February 1999. She was elected a Director of the Company in June 1990. From 1988-1991 Ms. Cohen held various positions with the Company and with its predecessor, Seashells, Inc. Ms. Cohen graduated from the University of Miami in 1988 with a B.S. in advertising and marketing. She is the daughter of Leonard Rosenberg, a former officer and director of, and now a consultant, to the Company.

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

Mark Rosenberg is a builder and developer in the city of Toronto. He has 20 years experience in the building industry.

Dr. Balatinecz is a Emeritus Professor of wood science and forest products and a member of the faculty at the University of Toronto. He holds a Ph.D. in wood science from the University of Toronto. Dr. Balatinecz has written more than 100 papers and is the holder of two patents dealing with the production of recycle composition paper flakeboard.. He was previously a member of the board of directors of Green Forest Lumber Corporation.

David Stone is an attorney practicing in Toronto in the areas of commercial litigation and corporate law. He is a member of the Ontario
Bar and received his law degree from the University of Victoria. Mr. Stone is also an honours graduate of the Canadian Securities Institute. Mr. Stone is the brother-in- law of Value Holding s president Robert Ziner.

Tom P. Hazell is president of the Hazell Underwriting Group, an insurance firm in Midland, Ontario. A graduate of Waterloo College, Mr. Hazell has more than 35 years of business experience. Mr. Hazell is involved with a number of insurance industry groups and is the president of the Huronia Estate Planning Council and the past president of the Institute of Chartered Life Underwriters & Chartered Financial Consultants of Canada.

ITEM 10. EXECUTIVE COMPENSATION.

During the fiscal year ended October 31, 1999, Robert Ziner was the only executive officer who received compensation in the form of salary and/or bonus in excess of $100,000. The following table sets forth certain information with respect to compensation for services paid by the Company for the past three fiscal years to or on behalf of the Company s executive officers who were executive officers at October 31, 1999.


                      Summary Compensation Table
                      --------------------------

Name and Principal      Fiscal
  Position              Year-                        Other Annual
                         End      Salary    Bonus    Compensation
- ------------------     ------     ------    -----    ------------
Robert Ziner,	    10/31/99  $175,000 (5)             $15,200 (5)
President, CEO (1)(2)

Lyon Wexler           10/31/99  $72,435  (5)             $ 1,299  (5)
Chief Operating
Officer (3)(4)

Alison Rosenberg      10/31/99  $ 22,000
Cohen, Secretary 	    10/31/98  $ 38,675
    10/31/97  $ 17,000

Ida Ovies, Chief	    10/31/99  $ 16,175
Financial Officer     10/31/98  $ 18,200
    10/31/97  $ 10,300


                      Summary Compensation Table
                      --------------------------

Name and Principal     Fiscal         Awards            Payments
Position                Year-    Restricted   Options     LTIP
                        End        Stock      /SARS     Payments
- ------------------     ------    ----------  --------   ---------
Robert Ziner,	    10/31/99
President, CEO

Lyon Wexler           10/31/99
Chief Operating
Officer (4)

Alison Rosenberg      10/31/99
Cohen, Secretary      10/31/98
    10/31/97

Ida Ovies, Chief      10/31/99
Financial Officer     10/31/98
                      10/31/97

- ---------------------

(1) The compensation stated in the table is paid to Integrated Directions, an Ontario corporation of which Mr. Ziner is a beneficial owner.
(2) Mr. Ziner is also the president of Network Forest Products, the Company s wholly owned subsidiary.
(3) The compensation stated in the table is paid to King Capital, an Ontario corporation of which Mr. Wexler is a beneficial owner.
(4) Mr. Wexler is the Chief Operating Officer of Network Forest Products and not of the Company.
(5) These figures are in Canadian Dollars.

Stock Option Plan

On March 30, 1994, the Board of Directors of the Company adopted its 1994 Employee Stock Option Plan (the "Plan") and directed that a proposal approving the adoption of the Plan be submitted to a vote of the shareholders of the Company at its next Annual Meeting.

The Plan was approved by the shareholders at the Annual Meeting held on July 29, 1994.

Under the Plan, awards of options to purchase shares of Common
Stock may be granted to eligible employees, including officers and directors who are employees, of the Company or its subsidiaries (collectively, employees ). The Board of Directors adopted the Plan in order to provide a special incentive to officers and other key employees to remain in the employ of the Company and its subsidiaries and to maximize their efforts to promote successful conduct of the Company s business, by increasing their personal interest in the continued success and progress of the Company. The Plan is also intended to aid the Company and its subsidiaries in attracting persons of outstanding ability to become employees.

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

The Plan is administered by the Stock Option Committee of the Board of Directors of the Company, or such other committee as the Board may in the future appoint, which shall be comprised of at least two persons (the Committee ). Each member of the Committee shall be a member of the Board of Directors who, during the one year period prior to service on the Committee, was not, and during such service is not, granted or awarded equity securities (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act ) pursuant to the Plan or any other plan of the Company or any of its affiliates, is such grant or award or participation is such plan would prevent such member from being a disinterested person with respect to the Plan for purposes of Rule 16b-3 under the Exchange Act ( Rule 16b-3 ). The members of the committee are Tom Hazell and David Stone.

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

Shares of Common Stock surrendered in payment in whole or in part of the option exercise price and applicable withholding taxes, and shares of Common Stock issuable upon exercise of an option that are withheld for such purposes, will be valued at their fair market value on the date of exercise. In general, fair market value is determined by reference to the last sale price for shares of Common stock as reported on the National Association of Securities Dealers, Inc. Automated Quotation System ( NASDAQ ) on the relevant date. If the holder of an option elects to have shares withheld in payment of all or part of the amounts payable upon exercise of an option and such election is made during a ten day window period following the release of quarterly or annual statements of the Company s sales and earnings in order to comply with the requirements of Rule 16b-3, then for purposes of valuing the shares withheld, the option (other than an Incentive Option ) will be deemed to have been exercised on the date during such window period on which the highest last sale price of a share of Common Stock is reported on NASDAQ, and the fair market value of such shares shall be deemed to be such highest last reported sale price. The Committee will have the right in its sole discretion to approve or disapprove any election by the holder to have shares withheld to pay the option exercise price or withholding taxes.

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

GRANT OF OPTIONS

As of October 31, 1999, the following options have been granted pursuant to the provisions of the Plan. None of such options have been exercised.

               Incentive    Non-qualified    Date of    Exercise
  Name          Options       Options         Grant      Price
- ------------   ---------    -------------    -------    --------

Alison Rosenberg
 Cohen             -0-          200,000      2/23/95      $ .25

John Cami          -0-          100,000      2/23/95      $ .25

Richard Cami       -0-          100,000      2/23/95      $ .25

Frances Bonilla    -0-           50,000      2/23/95      $ .25

Ida Ovies          -0-           50,000      2/23/95      $ .25

Brenda Sepulveda   -0-           50,000      2/23/95      $ .25

Holly Leinwand     -0-           50,000      2/23/95      $ .25



ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company s Common Stock beneficially owned as of October 31, 1999 by (i) the owners of more than five percent (5%) of the Company s Common Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common Stock owned by all officers and directors as a group:




Name and Address of       Number of Shares of       Percentage of
Beneficial Owner (1)         Common Stock           Common Stock
- -------------------       -------------------       -------------
Robert Ziner (2)				    0			   0%

Alison Rosenberg Cohen (3)        500,000                0.0046%

Eugene Bialys (4)                  83,000                0.0007%

Francis Bonilla (5)                50,000                0.0007%

Ida Ovies (6)                      50,000                0.00046%

Marc Rosenberg			          0			   0

Tom Hazell				          0                0

David Stone				          0                0

John J. Balatinecz			    0                0


All Executive Officers and
  Directors as                    683,000                .0063%
   a Group
  (9 persons) (7)

(1) The address for all officers and directors of the Company is c/o Value Holdings, Inc., 2307 Douglas Road, Ste 400, Miami,
Florida 33145.

(2) Mr. Ziner is a beneficial owner of 1341125 Ontario Limited which owns 3,416,335 Class B Shares of Network Forest Products Limited a wholly owned subsidiary of the Company. Pursuant to an agreement between the Company and 1341125 Ontario Limited dated February 19, 1999, 1341125 Ontario Limited may exchange these Class B shares of Network Forest Products for not more than 341,633,500 common shares of the Company. 1341125 Ontario Limited has not exchanged any Class B shares for Common shares of the Company pursuant to this agreement.

(3) Includes 110,000 shares of Common Stock beneficially owned by Alison Rosenberg Cohen and 390,000 options to purchase shares of Common Stock which are immediately exercisable.

(4) Includes 83,000 shares of Common Stock beneficially owned by Eugene Bialys.

(5) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(6) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(7) Includes 193,000 shares of Common Stock and 490,000 options to purchase shares of Common Stock immediately exercisable.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a Preferred Stock Purchase Agreement dated as of December 30, 1993 with Holograph Investment Inc, (Holograph) an unaffiliated party. Pursuant to the Preferred Stock Purchase Agreement, which was subject to certain amendments to the Company s Articles of Incorporation to authorize the issuance of shares of Preferred Stock, the Company agreed to issue and sell to Holograph, and Holograph agreed to purchase from the Company, 750,000 shares of newly created series of Preferred Stock, for a purchase price of $750,000.

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

On January 15, 1996, the Company entered into a Consulting Agreement with Leonard Rosenberg, the father of Alison Rosenberg Cohen, Secretary of the Company. Under the terms of the Consulting Agreement, Mr. Rosenberg is to provide advice to the Company with respect to management, marketing, strategic planning, corporate organization and structure and financial matters in connection with the operations of the businesses in which the Company is engaged. In return, the Company issued to Mr. Rosenberg 1,500,000 shares of the Company s Common Stock and registered these shares for sale under the Securities Act of 1933.

During fiscal 1999, 12,650,971 shares of Common Stock were issued in connection with conversions of certain debts owed by the Company.
One such debt was in the amount of $29,122 owed to Liberty
Consulting Ltd. ( Liberty ), a shareholder of the Company. In connection with the conversion of such debt, the Company issued
Liberty 832,057 shares of Common Stock. A debt of $218,000 representing unpaid dividends owed to Holograph Investment Corp. (see above) was converted to 6,228,571 shares of Common Stock. Additionally, a debt of $195,662 representing accrued consulting fees owed to Gemini Integrated Financial Services Corp. ( Gemini ) was converted into 5,590,343 shares of Common Stock.

Renee Rosenberg and Jonathan Leinwand are beneficial owners of Gemini. Mrs. Rosenberg is the mother of Alison Cohen, secretary of the Company, and Mr. Leinwand is Mrs. Cohen s brother-in-law. Mr. Leinwand also acts as legal counsel to the Company. All three conversions were made on April 30, 1999.

Network leases its buildings and approximately 14 acres of land. Ten acres and the buildings are leased from an affiliated company partially owned by one of the shareholders. Four acres are leased from a third party. The lease is for a term of five years at a cost of $21,400 (Canadian Dollars) per month.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a) 1. Financial Statements.

    (i) Reports of Independent Certified Public Accountants;
   (ii) Consolidated Balance Sheets as of October 31, 1999
  (iii) Consolidated Statements of Operations for the year ended October
        31, 1998;
   (iv) Consolidated Statement of Stockholders' Equity for the year ended October 31, 1998;
    (v) Consolidated Statements of Cash Flows for the year ended October
        31, 1998;
   (vi) Notes to Consolidated Financial Statements.

    2. Financial Statement Schedules.

       None.

   (b) Reports on Form 8-K

       Current Reports on Form 8-K dated December 3, 1996 and May
       6, 1997, May 9, 1997, September 18, 1997, October 28, 1997,
       January 10, 2000.

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

 SIGNATURE                          DATE               TITLE
- -----------                         ----               -----

/s/ Robert Ziner		     January 31, 2000	 President, CEO & Director
    Robert Ziner

/s/ Alison Rosenberg Cohen   January 31, 2000     Secretary & Director
    Alison Rosenberg Cohen

/s/ Ida Ovies                January 31, 2000    Chief Financial
    Ida Ovies                                         Officer























                       VALUE HOLDINGS, INC.

                       TABLE OF CONTENTS


                                                         PAGE

REPORT OF INDEPENDENT AUDITORS                            F-1


CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                      F-2 to F-3

Statements of Operations                                  F-4

Statements of Stockholders' Equity                 F-5 to F-6

Statements of Cash Flows                           F-7 to F-8


Notes to Consolidated Financial Statements         F-9 to F-22




















































                           VALUE HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE YEAR ENDED OCTOBER 31, 1999


































                                  VALUE HOLDINGS, INC.

                                   TABLE OF CONTENTS



		           					        PAGE



REPORT OF INDEPENDENT AUDITORS		            	  1

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet		              				           	  2

Statements of Operations               						  3

Statements of Stockholders  Equity       				  4

Statements of Cash Flows				               		  5-6

Notes to Consolidated Financial Statements			  7-20

































BERKOVITS & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
8211 WEST BROWARD BOULEVARD - SUITE 340
PLANTATION, FLORIDA 33324
(954) 475-3199
DADE (305) 944-9326
FAX (954) 472-2308
(800) 689-3521
http//www.berkovits-cpa.com

                              REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Value Holdings, Inc. and its Subsidiaries
              Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Value Holdings, Inc. ( the Company ) and its Subsidiaries as of October 31, 1999, and the related consolidated statements of operations, stockholders equity and cash flows for the year ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The statements of operations, stockholders equity, and cash flows of Value Holdings, Inc. and its Subsidiaries for the year ended October 31, 1998, were audited by other auditors whose report dated January 19, 1999, on those statements included an explanatory paragraph that described an uncertainty relating to the Company s ability to continue as a going concern.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Holdings, Inc. and its Subsidiaries at October 31, 1999, and the consolidated results of its operations and its cash flows for the year ended October 31, 1999, in conformity with generally accepted accounting principles.


BERKOVITS AND COMPANY, P.A.
January 27, 2000

MEMBERS:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA  INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS






                  VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                                      October 31,
                                                         1999
                                                     ------------

                                 ASSETS

CURRENT ASSETS
Cash                                                $      31,844
Marketable securities                                     211,058
Accounts receivable, net of allowance for
 Doubtful accounts of $551,574                          9,600,213
Inventory                                               6,952,896
Prepaid expenses and other assets                         339,978
                                                      -----------
   TOTAL CURRENT ASSETS                                17,135,989
                                                      -----------
PROPERTY AND EQUIPMENT, net of accumulated
 Depreciation of $217,152                               1,255,772

OTHER ASSETS
Costs in excess of net assets of businesses
 Acquired, net of accumulated amortization              5,446,987
Investment in real estate                                 204,304
Note receivable affiliate                                 130,400
Deposit and other assets                                  254,563
                                                      -----------
   TOTAL OTHER ASSETS                                   6,036,254
                                                      -----------
   TOTAL ASSETS                                    $   24,428,015
                                                      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses             $    4,362,107
 Note payable bank                                     11,302,050
 Current portion long term debt                           315,539
 Note payable affiliate                                   323,481
 Notes payable and advances to stockholders               312,337
                                                      -----------
   TOTAL CURRENT LIABILITIES                           16,615,514
                                                      -----------
DEFERRED GAIN ON SALE                                      86,251
LONG-TERM DEBT INCLUDING CAPITALIZED LEASE
LEASE OBLIGATION, NET OF CURRENT PORTION                1,349,305
PREFERRED SECURITIES OF SUBSIDIARY                      5,703,607


The accompanying notes are an integral part of these financial statements
                                     2
                  VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                                                       October 31,
                                                           1999
                                                       ----------


                LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS EQUITY
Series A preferred stock, par value
 $.0001; 20,000,000 shares authorized;
 750,000 issued and outstanding at October 31,
 1999 at liquidation value                                750,000
Common stock, par value $.0001;
 900,000,000 shares authorized; issued
 and outstanding 108,857,039 at October
 31, 1999                                                  10,885
Capital in excess of par                               14,751,595
Accumulated deficit                                   (14,650,760)
Accumulated comprehensive income                          221,892
Deferred consulting agreement                             (47,499)
Dividends on preferred stock                             (362,775)
                                                      -----------
TOTAL STOCKHOLDERS  DEFICIT                               673,338
TOTAL LIABILITIES AND STOCKHOLDERS                    -----------
EQUITY                                             $   24,428,015
                                                      ===========

























The accompanying notes are an integral part of these financial statements
                                    3

               VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years ended October 31,


                                               1999            1998
                                            ----------     -----------
Revenues
 Gross sales Lumber                       $ 45,711,611     $       -0-
 Licensing fee                                 354,328         348,434
                                            ----------      ----------
   Total revenue                            46,065,939         348,434
                                            ----------      ----------
Cost of sales - Lumber                      39,417,806             -0-
                                            ----------      ----------
Gross margins                                6,648,133         348,434
                                            ----------      ----------
Costs and Expenses
  Selling, general and administrative        4,319,658         352,582
  Depreciation                                 213,117          52,979
  Amortization, intangible assets              566,715         202,169
  Interest expense                             849,003         109,251
                                            ----------      ----------
                                             5,948,493         716,981
                                            ----------      ----------
Operating income (loss)                        699,640        (368,547)
                                            ----------      ----------

Other income (charges)
  Interest income                              419,377          11,173
  Provision for losses in affiliate                -0-        (571,000)
  Write down of investment in affiliate            -0-      (1,758,094)
  Equity loss in earnings - unconsolidated         -0-        (210,278)
                                           -----------      ----------
    Total other income (expense)               419,377      (2,528,199)
                                           -----------      ----------
Income (Loss) before income taxes            1,119,017      (2,896,746)
Provision (credit) for income taxes            125,652             -0-
                                           -----------     -----------
Net income (loss)                              993,365      (2,896,746)

Other comprehensive income (loss)
  Foreign currency translation, net of
   Income taxes                                225,264          (3,372)
                                           -----------     -----------
Comprehensive income (loss)               $  1,218,629    $ (2,900,118)
                                           ===========     ===========
Earnings per common share
 Basic earnings (loss) per share          $      .0076    $      (.046)
 Diluted earnings per share               $      .0071    $         -

Average shares outstanding
 Basic                                     100,892,590      63,030,642
 Diluted                                   109,152,090            -

The accompanying notes are an integral part of these financial statements.
                                     4

                 VALUE HOLDINGS, INC, AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                       Common Stock   Preferred  Capital in   Accumulated
                      Shares  Amount    Stock   Excess of Par   Deficit

                      ------ -------  --------- ------------- ----------

Balance November
 1, 1997         56,806,068 $  5,680 $ 750,000 $ 13,859,016  $(12,747,379)

Issuance of
 common stock    35,500,000    3,550       -0-      351,450        -0-
Dividends accrued      -0-       -0-       -0-         -0-         -0-
Deferred consulting
 agreement             -0-       -0-       -0-         -0-         -0-
Net loss               -0-       -0-       -0-         -0-     (2,896,746)
                ----------- --------- --------- -----------   -----------
Balance October
 31, 1998        92,306,068 $  9,230   750,000   14,210,466   (15,644,125)

Issuance of
 common stock    16,550,971    1,655      -0-       541,129          -0-
Dividends accrued                -0-      -0-           -0-          -0-
Translation
 adjustment             -0-      -0-      -0-           -0-          -0-
Deferred consulting
 agreement              -0-      -0-      -0-           -0-          -0-
Net income              -0-      -0-      -0-           -0-        993,365
                -----------  -------  ---------  -----------  ------------
Balance October
 31, 1999       108,857,039 $ 10,885 $ 750,000 $ 14,751,595  $(14,650,760)
                ===========  =======  ========   ==========   ===========




















The accompanying notes are an integral part of the financial statements.
                                    5
                  VALUE HOLDINGS, INC, AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                       Deferred    Dividends    Cummulative     Total
                       Consulting  On Preferred Translation
                       Agreements     Stock     Adjustment

                       ----------  ------------ ------------- ----------

Balance November
 1, 1997              $      -0-   $ (125,000)  $    (3,372) $  1,738,945

Issuance of
 common stock                -0-          -0-           -0-       355,000
Dividends accrued            -0-      (75,000)          -0-       (75,000)
Deferred consulting
 agreement                   -0-          -0-           -0-      (156,731)
Net loss                     -0-          -0-           -0-    (2,896,746)
                        ---------   ----------  -----------   -----------
Balance October
 31, 1998                    -0-     (200,000)       (3,372)   (1,034,532)

Issuance of
 common stock                -0-          -0-           -0-       542,784
Dividends accrued            -0-     (162,775)          -0-      (162,775)
Translation
 adjustment                  -0-          -0-        225,264      225,264
Deferred consulting
 agreement                109,232         -0-           -0-       109,232
Net income                   -0-          -0-           -0-       993,365
                        ---------   ----------   ----------    ----------
Balance October
 31, 1999             $   (47,499) $ (362,775) $    221,892  $    673,338
                        =========    ========    ==========    ==========




















The accompanying notes are an integral part of the financial statements.
                                    6
                   VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended October 31,

                                                   1999           1998
                                                 ------         ------

Cash flows from operating activities:
 Net income (loss) from continuing
  operations                                $    993,365    $(2,896,746)
 Adjustment to reconcile net income from
  operations to net cash provided (used in)
  operations:
   Write-off of fixed and intangible assets
    restaurant operation                         130,463           -0-
   Write-off investment unconsol. sub.             3,994           -0-
   Provision for bad debt                        541,502           -0-
   Write down marketable securities                3,259           -0-
   Write down obsolete inventory                  74,911           -0-
   Loss on disposition capital asset               5,926           -0-
   Deferred taxes - foreign subsidiary            40,180           -0-
   Depreciation                                  213,117         52,979
   Amortization, intangible assets and
    goodwill                                     424,854        202,168
   Amortization consulting agreements            179,232       (156,731)
   Dividends in preferred stock                     -0-         (75,000)
   Equity in earnings of unconsol. sub.             -0-         210,278
   Write-down investment in equity-method
    Investee                                        -0-       1,758,094
   Provision for losses in affiliate                -0-         571,000
   Expenses paid by issuance of common
    stock                                           -0-         355,000
 Changes in working capital of continued
  Operations:
  (Increase) decrease in
    Accounts receivable                       (6,165,871)        (1,170)
    Marketable securities                       (214,317)           -0-
    Inventory                                 (3,257,510)           -0-
    Prepaid expenses and other                  (243,481)       (10,835)
   Increase(decrease) in
    Accounts payable                           1,440,034        (14,316)
    Accrued liabilities                            1,609        (67,888)
    Other                                       (102,151)      (255,970)
                                               ---------      ---------
Net cash used in operating activities         (5,930,885)      (329,137)
                                               ---------      ---------

Cash flows from investing activities:
  Acquisition of property and equipment         (582,080)           -0-
  Investment in real estate                     (204,304)           -0-
  Advances related companies                     (10,000)       (26,800)
                                               ---------      ---------
Net cash used in investing activities           (796,384)       (26,800)
                                               ---------      ---------

The accompanying notes are an integral part of these financial statements.
                                     7
                 VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended October 31,


                                                  1999           1998
                                                 ------         ------


Cash flows from financing activities:
 Proceeds (repayments) stockholders
  borrowings                                    (115,553)        58,518
 Proceeds from related parties                       -0-        304,707
 Dividends paid                                  (87,775)           -0-
 Proceeds (payments) debt, net of
  Currency exchange                            6,626,476        (27,750)
                                               ---------      ---------
Net cash provided by financing activities      6,423,148        335,475
                                               ---------      ---------

Net increase (decrease) in cash                 (304,121)       (20,462)
Effect of exchange rate on cash                  335,965            -0-
                                               ---------      ---------
Increase (decrease in cash                        31,844        (20,462)

Cash at beginning of the year                        -0-         20,462
                                               ---------      ---------
Cash at end of the year                       $   31,844    $       -0-
                                               =========      =========

Supplemental disclosure of cash flow
 information:

Cash paid during the year for interest                      $    35,246
Cash paid for acquisition                     $  526,939

Non-cash investing activites

 Stock issued for consulting services
  Officer/stockholder/director                              $   355,000
  Stock issued for dividends                  $  218,000
  Subsidiary stock issued for acquisition     $5,832,536
  Liabilities assumed in conjuction with
   Acquisition                                $7,626,758










The Company had no cash equivalents at October 31, 1999.

The accompanying notes are an integral part of these financial statements.
                                  8
VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Value Holdings, Inc. ( the Company ) and its Subsidiaries are in the business of acquiring businesses with the goal of building well-run independent subsidiaries who have solid market niches. The Company conducts operations in both the U.S. and Canadian markets.

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s, The Seafood Place) primarily in South Florida (Dade and Broward Counties). On that date, the Company licensed the operations of the restaurants to an independent operator (See Note 6).

At October 31, 1998, the Company had a 28% interest in Forest Hill Capital Corporation ( FHCC ). FHCC operated a chain of retail optical stores throughout Canada. The Company had been accounting for its investment in FHCC under the equity method of accounting for long term investments
(See Note 4). During October 1998, the Company wrote off its investment in Forest Hill Capital due to the closing of all its stores.

On February 25, 1999, the Company, through a wholly owned subsidiary acquired substantially all the assets of John Ziner Lumber Limited
( Ziner Lumber ), an Ontario corporation involved in the distribution and remanufacturing of lumber (See Note 2).

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

Inventory

Inventory is primarily composed of raw materials and is stated at the lower of cost or market, using the first-in, first-out method.





VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for major betterment and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged in the period the costs are incurred. Depreciation is provided over the estimated useful life of the respective asset using the straight-line method.

Costs in Excess of Net Assets of Business Acquired

Costs in excess of net assets of businesses acquired ( good\will ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of Cami s Seafood and Pasta restaurants and the Ziner Lumber acquisition. Such goodwill is being amortized on the straight-line method over a period of 6 to 20 years.

It is the Company s policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management s plans with regard to future operations and represent management s best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company s investment in the goodwill and other long-lived assets.

Acquisition Costs

Acquisition costs are stated at cost and are being amortized on a straight-line basis over their estimated useful lives of 3 years, and are included in other assets.

Reclassification

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the current year presentation.

Concentration of Credit Risk

Financial instruments that can potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company had one customer whose balance approximated 11% of consolidated receivables at year-end. As of October 31, 1999 the Company had no other significant concentrations of credit risk.



VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

Fair Value of Financial Instruments

The fair value of long-term debt is based on current rates at which the company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

Translation of Foreign Currency

The accounts of the Company s Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52
( Foreign Currency Translation ), which require that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of Operation are translated using the average exchange rates prevailing throughout the period. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency translations are included in other comprehensive income for the period. Fluctuations arising from intercompany transactions that are of a long-term nature are accumulated as cumulative translation adjustments.

Marketable Securities

Marketable securities are considered as available for sale and reflected at market value.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2. BUSINESS ACQUISITION

On February 25, 1999, Value Holdings, Inc., through a wholly-owned subsidiary, Network Forest Products Limited ( Network ), acquired substantially all the assets and operations of John Ziner Lumber Limited, an Ontario corporation. The acquisition was accounted for by the purchase method of accounting. The operations of the Company for the year ended October 31, 1999 include the operations of Ziner Lumber.
The purchase price of this acquisition was $14,331,473 of which $5,355,837 was allocated to goodwill and is being amortized over 20 years. Payment for the acquisition included 2,247,589 Series B shares and 3,456,018 series A shares of stock in Network. The series A and B shares have no voting rights but are exchangeable for a certain number of common shares of stock of Value Holdings Inc., as defined, at the option of the holder (See Note 10).
VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESS ACQUISITION (CONTINUED)

Summarized pro-forma results of operation for the years ended October 31, 1999 and 1998, giving effect as if the transaction occurred on November 1, 1997, is presented as follows:

                                  1999               1998

Revenues               	      	$ 55,635,535	$   24,857,539
Net Income (loss)		            $  1,666,236	$ (  6,596,109)
Earnings (loss) per share      $      .0165	$ (      .1046)


NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of receivables from the lumber operations. These receivables are collected in Canadian currency and are subject to fluctuations in the exchange rate. The Company does not use any hedging instruments (derivatives) and treats such fluctuations as a SFAS No. 52 issue.

NOTE 4. INVESTMENTS IN AFFILIATED COMPANIES

Investments in Affiliated Companies at October 31, 1999 consist of:

a). Forest Hill Capital Corporation         			$   468,248
b). Virilite Neutracutical Corporation	             68,746
c). 660407 Alberta, Ltd				                         38,000
                                                 ----------
			                                                574,994
Less: Provision for losses	                     (  574,994)
                                                 ----------
				                                           $        -
                                                 ==========

At October 31, 1998 the Company had a 28% interest in Forest Hill Capital Corporation, a company that operated a chain of retail optical stores throughout Canada. The Company had been accounting for its investment by the equity method of accounting. At February 28, 1997, the Company adjusted its investment in Forest Hill Capital Corporation to market based on the trading prices of the stock in the Canadian Exchange. On October 31, 1998, due to the uncertainty regarding the ultimate recovery of the investment in FHCC due to the closing of all the stores, the Company wrote-off its investment.

On February 29, 1996, the Company sold its Libido license to Virilite Neutracutical Corporation (Virilite) for $50,000 in cash, a $200,000 promissory note, and 500,000 shares of Virilite common stock, representing 10% of that company s stock. During May 1996, $100,000 of the promissory note was paid. The Company has accounted for its investment in Virilite at cost. The gain on sale of the Libido license is being recognized on the installment method of accounting.


VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT IN AFFILIATED COMPANIES
               (CONTINUED)

The Company seized assets worth $50,000 from one of its debtors on a default of a payment on a loan receivable and sold them to 660407 Alberta Ltd. in exchange for cash of $12,000 and a investment of $12,000 in shares of 660407 Alberta Ltd. The Company accounts for this investment at cost.

Due to the uncertainty regarding the ultimate recovery of the Company s investments in Virilite and 660407 Alberta Ltd., on October 31 1998, the Company established a loss reserve of $571,000 for these investments. On July 31, 1999, the Company wrote-off the balance it was carrying on its books of $3,994.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The Company s property, plant and equipment at October 31, 1999 consist of the following:

Plant and equipment	                   			$ 1,295,636
Computers					                                 47,057
Vehicles					                                  30,972
Leasehold improvements				                     99,259
                                           ----------
						                                      1,472,924
Less accumulated amortization			            ( 217,152)
                                           ----------
Total				        		                       $ 1,255,772
                                           ==========

Depreciation expense for the years ended October 31, 1999 and 1998 amounted to $213,117 and $52,979, respectively. Depreciation expense includes the amortization of capital leases. During the quarter ending January 31, 1999, the Company wrote-off the net carrying value of restaurant fixed assets totaling $24,711.

Included in property, plant and equipment are the following assets held under capital leases:

                               						           1999

Plant and equipment	                  			 $    483,325
Less accumulated amortization		                 96,665
                                            ----------
      Total			                         			$    386,660
                                            ==========








VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. COSTS IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

It is the Company s policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill. On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner. These agreements were renewed on March 1, 1997. The Company is to receive a monthly license fee ranging from 3%
to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over $200,000. The licensing agreement is for an initial term of five years, with an option on the part of the licensee to renew the agreement for an additional five years. As a result of this change in method of utilizing its restaurant facilities, the Company has re-evaluated the recoverability of goodwill. Such goodwill has been evaluated based upon management s estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement. This agreement was renewed on March 1, 1997 and expires March 1, 2002. The Company has reduced the amortization period in conjunction with the licensing agreement to six years.

On February 25, 1999, the Company through a wholly owned subsidiary purchased the assets and operations of Ziner Lumber (See Note 2). The resulting acquisition created goodwill in the amount of $5,355,837 and is being amortized over 20 years. Amortization of goodwill was $387,484 and $170,000 for the years ended October 31, 1999 and 1998, respectively.

NOTE 7. NOTE PAYABLE, BANK

Note payable bank consists of a revolving loan agreement with interest at prime plus 1.25% (Canadian) per annum and matures on February 25, 2002.
This facility is collateralized by Networks present and future assets and is guaranteed by Company.

NOTE 8. NOTES PAYABLE AND ADVANCES FROM STOCKHOLDERS

Notes payable and advances to stockholders at October 31, 1999 consist of:

Advances from stockholders	                   			 $     21,742
Notes payable to various stockholders;
   Interest at 12% in 1999, unsecured	          	      290,595
                                                    ----------
                          	 			                   $    312,337
                                                    ==========










VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LONG-TERM DEBT

Long-term debt at October 31, 1999 consist of the following:

Note payable, stockholder (1)			                  	$    287,875

Term loan from financing company, bears interest
 at prime plus 2%. Monthly payments of $8,333
(Canadian) matures February 25, 2002.	       	          300,781

Note payable to John Ziner (See note 2 and 6)
 bears interest at 15%, monthly payments of
 $16,667 (Canadian) for 60 months,
 collaterized by the assets of Network		               658,312

Obligation under capital leases - monthly payments
 of $20,381 (Canadian) to December 1, 2002,
 collaterized by the related equipment	                417,876
                                                    ----------
							                                              1,664,844
Less current portion					                              315,539
                                                    ----------
Total long term debt			       		                   $ 1,349,305
                                                    ==========
(1)  The obligation was incurred in connection with the acquisition of the
(2)  Cami  s Seashells restaurants in August 1991.  The terms of the note provide for interest at the rate of 9% per annum, with no interest to be paid for the first year of the note; during the second year and for the next nine years, monthly payments of principal and interest are based upon a thirty-year amortization schedule, with the unpaid principal balance due
August 30, 2001.  Notwithstanding these terms, if there is a secondary offering of the Company's stock, the net proceeds of the offering, to the extent sufficient to do so, are to be used to liquidate the notes as an additional amortization thereof, which will not be subject to reborrowing.
As collateral for the note, the Company has pledged an interest in substantially all of its assets.  This obligation has been subordinated to the note payable, related party (See Note 12). As of October 31, 1999, the note is in default.  No payment has been made since the inception of the note, and management has no plan in place concerning repayment terms.  The Company has obtained a waiver from this stockholder in connection with the current payment terms of this note.

Annual maturities of long-term debt at October 31, 1999 and for each of the succeeding five years are summarized as follows:

		Year Ending October 31:

2000  	       		$  340,180
2001   	           597,683
2002			            450,482
2003			            163,762
2004			            112,777
Total           $1,664,884


VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. PREFERRED SECURITIES OF SUBSIDIARY

Preferred securities of subsidiary consist primarily of preferred equity Securities issued by Network in connection with the acquisition. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned all of the voting equity roghts of Network after the acquisition (See Note 2).

Preferred securities of subsidiary, as reflected in the accompanying balance sheet, includes $3,456,018 of 5% cumulative non-voting equity securities Series A redeemable at $1 (Canadian) per share by Network, and $2,247,589 of non-voting equity securities Series B redeemable at $1 (Canadian) per share by Network. The equity securities are exchangeable for common shares of the Company at the option of the holder, subject to adjustment as defined in the respective exchange agreement.

NOTE 11. LEASE COMMITMENTS

The Company has entered into capital lease obligations primarily for machinery used in the lumber operations. The gross amount of assets recorded under these lease obligations is $483,325 (See Note 5) which expire in December 31, 2002. Gross future minimum lease payments are $527,428. Future minimum lease payments under capital lease obligations are as follows:

           October 31, 2000	 	 $ 166,556
                       2001	 	   166,556
	                      2002		    166,556
	                      2003		     27,759
                               ---------
           			                 $ 527,427
	             	Less interest:	   109,553
                               ---------
				                           $ 417,874
                               =========

The Company has operating leases covering trucks, buildings, and the use of land. These leases run from 24 to 60 months. There are no renewal options for these leases. The lease for the building is from a related party. Future lease payments under such operating leases are as follows:

              	    October 31, 2001		$ 179,255
                               2002 	  179,255
		                             2003 	  179,255
		                             2004    179,255
		                             2005	    56,673
                                      --------
					                                $ 773,693
                                      ========





VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

The Company has a note payable to Capbanx Corporation, a Company related to the former President of the Company who is also related to a current Director, which has an outstanding balance of $323,481 as of October 31, 1999. The note bears interest at 15% and was due on December 31, 1998. 2000. This note payable has been renewed and will be due December 15, 2000.

Network Forest Products Limited, a wholly-owned subsidiary of the Company issued a note payable to John Ziner Lumber Limited, the President of the Company, as part of the purchase price of the acquisition. At October 31, 1999 the balance of this obligation was $658,312. The note bears interest at 15% and requires monthly payments for 60 months. Interest paid on this obligation approximated $67,000 during the period ended 1999. Additionally, the Company leases a building from a company that is owned by the Ziner family.

The Company through Network owns a 30% interest in land which is being developed by a third party that will be constructing townhouses on the property. The lumber for construction will be purchased from Network. Sales to this developer approximated $86,000 during the 1999 fiscal year.

Included in prepaid expenses and other assets is approximately a $170,000 first mortgage note receivable with a related party, due in the next fiscal year.

Acquisition costs of $196,000 in connection with the purchase of Ziner Lumber were paid to a related party. This related party also received approximately $117,000 for management fees during the 1999 fiscal year .

At October 31, 1998, the Company had accrued consulting fees in the amount of $136,278 due to Gemini Integrated Financial Services Corp. which is an entity owned by the wife of the former President of the Company.

NOTE 13. INCOME TAXES

The income tax provision for operations in 1999 and 1998 consist of the following:

                                                      1999
Current:
   Federal	                                      $369,000
   State			                 	                      63,000
   Foreign			                                     125,652
   Loss carryforward	                            (432,000)
                                               ----------
 Current tax provision	                          $125,652
                                               ==========





VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES (CONTINUED)

No provision is made for U.S. federal income taxes on undistributed earnings of the Canadian subsidiary of approximately $68,000 at October 31, 1999, as management intends to permanently reinvest such earnings in the Company s operations in Canada. Accordingly, the loss carryforwards are limited to U.S. income since the Canadian subsidiary is not consolidated for tax purposes.

The Company s effective tax rate on income from continuing operations differs from the statutory federal tax rate as follows:
                              		                  				   1999

       Statutory federal tax rate	           		         34.0 %
       State taxes, net of federal benefit		             3.6
       Other net					                                   12.6
       Loss carryforward			                         (   37.6)
                                                      -------
       Effective tax rate				                           12.6 %

For the year ended October 31, 1998 no provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits was not reasonably assured. The Company will recognized the benefit from such carryforward losses in the future, if and when they are realized, in accordance with the applicable provisions of accounting principles for income taxes.

At October 31, 1999, the Company had net operating loss carry forwards for income tax purposes of approximately $10,000,000 which expire at various years to 2011.

NOTE 14. EARNINGS PER SHARE

Earnings per share for the years ended October 31, 1999 and 1998 were calculated as follows:

                            Income	         Shares	          Per-Share
                         (Numerator)      (Denominator)           Amount

For the Year
Ended October 31,
1999

Income before effect
of preferred stock
dividend	            $   933,365	             -
Less: Preferred
 stock dividend	      (   162,775)	           -

Basic EPS	           $    770,590	      100,892,590          $   .0076
Income available to
common stockholders


VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE (CONTINUED)

Effects of Dilutive Securities
Warrants	 	                       -	        6,260,000
Convertible preferred
 stock		                          -	        1,999,500

Diluted EPS	           $   770,590 	      109,152,590           $   .0071
Income available to
 common stockholders
 and assumed
 conversions


For the Year Ended
 October 31, 1998

Loss before effect
 of preferred stock
 dividend               $(2,896,746)

Basic EPS
Loss to common
 stockholders           $(2,896,746)        63,030,642            $ ( .046)

For the year ended October 31, 1998 the effects of common stock equivalents were anti-dilutive and therefore have not been presented.



NOTE 15. COMMON STOCK, WARRANTS AND STOCK OPTIONS

Warrants Outstanding

In connection with consulting agreements entered into in February 1993 and February 1994, the Company issued warrants to purchase a total of 250,000 shares of common stock at a price of $.75 per share, exercisable until February 1998 and February 1999. The warrants that were exercisable February 1998 and 1999 expired.

In addition, in connection with a bonus plan for the Company s former president, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share. Such warrant, which was exercisable until February 1999, expired.

During the year ended February 28, 1995, the Company issued warrants to purchase an aggregate of 910,000 shares of common stock in connection with various loans made to the Company, including 140,000 shares to the Company s former president. These warrants are exercisable for a period of five years at an exercise price of $.1875 per share.




VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

	Service warrants			                                   3,750,000
	Service warrants to stockholder	                        500,000
	Directors  warrants			                                  500,000
	Employee warrants			                                    350,000
	Other warrants including 200,000 to a former
	   president				                                        250,000
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

Stock Option Plan

On March 30, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan, subject to shareholder approval. A maximum of 1,000,000 shares of commons stock are reserved for award under this plan. The plan provides, among other things, that the exercise price of an incentive stock option shall be at least 110% of the fair market value at date of grant of granted to a 10% shareholder, and 100% of the fair market value at date of grant to any other person. No shares have been issued under the terms of this plan.

NOTE 16. PREFERRED STOCK

On July 29, 1994, the stockholders approved an amendment to the Articles of Incorporation which provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred-series A stock having a par value of $.0001 per share and 180,000,000 shares of common stock having a par value of $.0001 per share. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, and to establish, from time to time, the number of shares to be issued in each series and to determine and fix the designations, powers, preferences and rights of the shares of each such series. On January 25, 1999 the stockholders approved an amendment to the Articles of Incorporation which increased the number of authorized shares of common stock to 900,000,000.

The Company entered into a Preferred Stock Purchase as of December 30,
1993, which provides for the sale and issuance of 750,000 shares of Series
A Preferred Stock for $750,000. The Series A Preferred Stock shall, among other things, be entitled to cash dividends at the rate of $.10 per annum, which shall accrue and be cumulative from the issue date and be payable quarterly, commencing on September 30th 1994; shall be entitled to $1.00 per share plus any accrued and unpaid dividends upon liquidation; may be called by the Company, commencing one year from the issue date, at a redemption


VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PREFERRED STOCK (CONTINUED)

price of $1.00 per share plus any accrued and unpaid dividends; and commencing one year from issue date, each share may, at the option of the holder, be converted into 2 2/3 shares of common stock.

As of October 31, 1999, dividends were in arrears on the preferred stock amounting to approximately $145,000.

NOTE 17. COMMITMENTS

The Company, through its wholly-owned subsidiary Network, is actively seeking operations in the Canadian markets. Currently, Network is engaged in negotiations to purchase two companies in the lumber industry. To such end, the Company has signed a definitive agreement and a letter of intent and given deposit of approximately $102,000, however, the transaction has not yet closed. If the conditions of the respective agreements are satisfied, the Company is committed to approximately $12,000,000 for the purchases.

NOTE 18. LITIGATION

The Company was involved in a lawsuit filed in June 1994 in the Circuit
Court for Dade County, Florida in which the plaintiff alleged that the Company s wholly-owned subsidiary, Cami Restaurant Corp. and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff sought damages in excess of $4,600,000 interest and attorney s fees, as well as an order declaring the purchase of assets void. This case was settled in June 1997 for $75,000 and the transfer of 300,000 shares of restricted stock of the Company. The 300,000 shares of restricted stock were cancelled in June of 1998 and were reissued on November 27, 1998.

The Company was also involved in a claim for breach of lease against Cami Restaurant Corporation and for breach of guarantee against the Company. Cami Restaurant Corp. and the Company had filed counterclaims, and the case was settled for $15,000 and 500,000 shares of stock in 1998.

The Company is subject to certain litigations which arise in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company s financial position or results of operations.

NOTE 18. SEGMENT REPORTING DISCLOSURES

Value Holdings, Inc. organizes its business units into two segments: lumber operations and restaurant licensing operations, which is reflected under the other category. The lumber segment is involved in the distribution and remanufacturing of lumber primarily in Canada. The restaurant segment is involved in the licensing of seafood restaurants under the Cami s Seafood name. The restaurant segment is not a reportable segment under SFAS


VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SEGMENT REPORTING DISCLOSURES (CONTINUED)

No.131 and therefore is included in the other category. The segments accounting policies are the same as those described in the summary of significant accounting policies.

	                  		      Lumber
			                        Operation	     Other	            Total
1999
Revenues		               $45,711,611	  $ 354,328	      $ 46,065,939
Interest Revenue	            302,704  	   17,261	           319,965
Interest Expense	            696,167     110,949            807,116
Depreciation and
  Amortization               430,601	    170,000	           600,601
Income tax expense	          125,652	        -	             125,652
Significant noncash items	      - 	      179,231	           179,231
Segment Profit (Loss)      1,319,156  (  325,971)           993,365

Segment assets            23,937,680     490,335	        24,428,015
Investments in long lived
 assets	                   6,790,307	    269,167	         7,059,474
Stockholders equity        5,703,607     673,338          6,376,945
                (1)

(1) The $5,706,607 of segment stockholders equity is reclassified in the consolidated presentation under the caption Preferred Security of Subsidiary.

Investmebt in Long Lived Assets includes the following:
      Property, plant and equipment, net        $  1,255,772
      Cost in excess of assets acquired            5,446,987
      Investment in land                             204,304
      Acquisition total                         $  7,059,474

1998

For the year ended October 31, 1998, the Company had only one segment whose operations consisted of licensing the Cami name to restaurant operators.

Geographical Information

The following geographical area data includes sales based on country of origin for the years ended October 31,
                                           1999	               1998

Net sales
    Canada	                  		       $45,711,611      	   $      -
    U.S.	                                 354,328            348,434
                                       ----------          ---------
    Consolidated total	               $46,065,939	        $  348,434
                                       ==========          =========

The Canadian sales represent the lumber segment.

VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. IMPACT OF YEAR 2000 (UNAUDITED)

The Company has determined that it will be required to upgrade certain portions of software, hardware and equipment so that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. Affected systems do not include those used within the Company for purposes of individual care. The Company plans to utilize both internal and external resources to upgrade and test certain software for year 2000 readiness. To date, the Company has not determined the costs related to the assessment of, and preliminary efforts in, developing its Year 2000 compliance project plan, purchase of new software and equipment, and installation of vendor supplied upgrades.

The Company has not initiated formal communications with all of its significant suppliers and large payers to determine the extent to which the Company s operations are vulnerable to those third parties failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies or payors will be timely converted and would not have an adverse effect on the Company s operations.