Form 10QSB
period 2000-01-31
VALUE HOLDINGS INC
filed 2000-03-15
CIK 804191

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended              January 31, 2000


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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 107,757,039 Shares as of
                        January 31, 2000



                 The Exhibit Index is on Page 21
                 This document contains 22 pages.




                       VALUE HOLDINGS, INC.
                        AND SUBSIDIARIES
                              INDEX

-------------------------------------------------------------------

                                                          PAGE  NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet for January 31, 2000.......3

         Consolidated Statement of Operations for the three
          months ended January 31, 2000 and 1999...............4

         Consolidated Statement of Cash Flows for the three
          months ended January 31, 2000 and 1999...............5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......17


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................21

         SIGNATURES...........................................22





















           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET           January 31,
                                                        1999
                             ASSETS                  ----------
CURRENT ASSETS
Cash                                                 $     2,838
Marketable securities                                    211,460
Accounts receivable trade, net of doubtful
 accounts of $575,323                                 12,164,340
Inventory                                             14,165,506
Note receivable affiliated Company                       130,400
Prepaid expenses and other assets                        321,688
                                                      ----------
   TOTAL CURRENT ASSETS                               26,996,232
                                                      ----------
PROPERTY AND EQUIPMENT, NET                            1,282,938
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                              5,396,333
INTANGIBLE ASSETS, NET                                   137,631
INVESTMENT IN REAL ESTATE                                206,654
                                                     -----------
     TOTAL ASSETS                                    $34,019,788
                                                     ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable bank and other                        $20,360,123
 Current portion of long-term debt                       317,000
 Note payable affiliate                                  323,481
 Note payable stockholders and directors                 295,006
 Accounts payable and accrued expenses                 3,285,025
                                                     -----------
   TOTAL CURRENT LIABILITIES                          24,580,635
                                                     -----------
LONG-TERM DEBT, NET OF CURRENT PORTION                 1,293,396
                                                     -----------
DEFERRED GAIN                                             86,251
                                                     -----------
PREFERRED SECURITIES OF SUBSIDIARY                     5,703,607
                                                     -----------
STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.0001;
 900,000,000 shares authorized; 750,000 issued
 and outstanding at liquidation value                    750,000
Common stock, par value $.0001; 900,000,000 shares
 authorized, 107,757,039 issued and outstanding           10,775
Capital in excess of par                              14,751,706
Deferred consulting agreements                          (210,833)
Accumulated deficit                                  (13,063,746)
Accumulated comprehensive income                         190,477
Dividends                                                (72,480)
                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                             2,355,899
                                                    ------------
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

          LIABILITIES AND STOCKHOLDERS' EQUITY (CONT)


TOTAL LIABILITIES AND EQUITY                        $34,019,788
                                                    ===========













































See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Three Months Ended
                                  January 31,    January 31,
                                     2000           1999
Revenues                          ----------     -----------
 Lumber sales                   $ 24,439,453     $       -0-
 Licensing fee                        77,997           88,538
 Interest and other income             4,252            9,247
                                  ----------       ----------
                                  24,521,702           97,785
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber          20,074,426             -0-
  Bad debt reserve - lumber oper.     17,122             -0-
  Selling, general and administ.   1,696,322           23,388
                                  ----------       ----------
                                  21,787,870           23,388
                                  ----------       ----------
Income (Loss) Before Depreciation,
 Amortization and Other Charges    2,733,832           74,397
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements   86,666           37,516
 Depreciation                        123,279              -0-
 Amortization goodwill and
  intangible assets                  126,265           42,500
                                  ----------       ----------
                                     336,210           80,016
                                  ----------       ----------
Income (Loss) Before Other Charges 2,397,622           (5,619)
Other Charges                     ----------       ----------
 Write off of fixed assets and
  intangibles related to restaurant
  operations                            -0-          (130,464)
 Interest expense                   (447,831)         (30,803)
                                 -----------       ----------
                                    (447,831)        (161,267)
                                 -----------       ----------
Income (Loss)                      1,949,791         (166,886)
                                 -----------       -----------
Other Comprehensive Income (Loss)
 Foreing currency translation        (31,415)            -0-
                                 -----------       -----------
Comprehensive Income (Loss)      $ 1,918,376       $ (166,886)
                                 ===========       ==========
Net Income (Loss) Per Share
 Basic earnings per share        $     0.023       $   (0.002)
 Diluted earnings per share      $     0.021       $      -
Outastanding shares for EPS Computation
 Basic                           107,757,039         92,306,068
 Diluted                         116,016,539              -
See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                   January 31,      January 31,
                                      2000             1999
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $   1,949,791    $   (166,886)
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Write off of fixed assets and
   intangibles re restaurant operations  -0-          130,464
   Depreciation                       123,279            -0-
   Amortization, goodwill and
   intnagible assets                  126,265          42,500
   Amortization consulting agreements  86,666          37,516
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities               (402)           -0-
     Accounts receivable           (2,564,127)        (32,814)
     Inventory                     (7,212,610)           -0-
     Prepaid exp. and other assets     18,290          (2,822)
    Increase (decrease) in
     Accounts payable and accrued
      expenses                     (1,399,563)         11,887
     Other                            102,152            -0-
Net cash used in operating         ----------       ----------
 activities                        (8,770,259)         19,845
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (150,445)           -0-
 Advances to related company             -0-          (10,000)
Net cash provided by (used in)      ---------       ----------
 investing activities                (150,445)        (10,000)
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              (44,201)        (10,993)
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                           9,030,495           2,083
Net cash provided by (used in)      ---------       ---------
 financing activities               8,986,294          (8,910)
                                    ---------       ---------
Currency exchange                     (94,596)           -0-
                                    ---------       ---------
Increase (Decrease) in Cash           (29,006)            935
Cash and Cash Equivalents Beginning    31,844            -0-
                                    ---------       ---------
Cash and Cash Equivalents Ending  $     2,838     $       935
See accompanying notes              =========       =========
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2000 AND 1999

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

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s The Seafood Place) primarily in South Florida (Dade and Broward counties). On that date, the Company licensed its operations of the restaurants to an independent operator. The Company currently has two licensees that operate seven restaurants.

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

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000 AND 1999

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

Cost in Excess of Net Assets of Businesses Acquired

Cost in excess of net assets of businesses acquired ( goodwill ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of the assets of John Ziner Lumber Limited and Cami s, The Seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 to 20 years.

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

Intangible Assets

Intangible assets, mainly acquisition costs, are stated at cost and are being amortized on a straight-line basis over their estimated useful lives, 3 years.

Marketable Securities

Marketable securities are considered as available for sale and reflected at market value.


Reclassification

Certain amounts in the 1999 consolidated statements have been reclassified to conform with the current year presentation.

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2000 AND 1999

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation of Foreign Currency

The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52 ( Foreign Currency Translation ), which require that foreign currency assets and liabilities be translated using the average exchange rates prevailing throughout the period. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency translations are included in other comprehensive income for the period. Fluctuations arising from intercompany transactions that are of a long term nature are accumulated as cumulative translation adjustments.


Net Income (Loss) Per Common Share

Net Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods.

NOTE 2. NOTE RECEIVABLE

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

NOTE 3.   PROPERTY AND EQUIPMENT
                                                January 31,
                                                    2000
                                                 ---------
Plant and equipment                            $ 1,325,358
Computers                                           59,638
Trucks                                              31,329
Leasehold improvements                             210,256
                                                 ---------
                                                 1,626,581
Accumulated depreciation                          (343,643)
                                                 ---------
                                               $ 1,282,938
                                                 =========

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000 AND 1999


NOTE 4.   COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

Cost in Excess of Net Assets Acquired consist of:
                                            Janaury 31,
                                               2000
                                            ----------
  Goodwill on Acquisition of Assets
  of John Ziner Lumber                    $  5,417,449
  Goodwill re Cami s                         1,020,000
                                            ----------
                                             6,779,687
  Less accumulated amortization             (1,041,116)
                                            ----------
                                          $  5,396,333
                                            ==========

It is the Company s policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill.

On February 25, 1999 Value Holdings, Inc., through its wholly owned subsidiary corporation, Network Forest Products Limited, acquired substantially all of the assets of John Ziner Lumber Limited, an Ontario corporation involved in the distribution and remanufacturing of lumber. Goodwill resulting from the transaction is being amortized over its estimated useful life, 20 years.

On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator.

These agreements were renewed on March 1, 1997, for an initial term of five years. The term automatically renews for another five year term provided that the Licensee meets the gross sales goals as set forth in the agreement.

The Company currently has two licensees that operate seven restaurants. The Company receives licensing fees equal to 3% of the gross sales of five restaurants located in Dade and Broward County, and 3% to 6% of the gross sales of a sixth restaurant located in Pembroke Pines; operated under a license by Cam Fam, Inc. Additionally, the Company receives licensing fees equal to 3% of the gross sales of two restaurants operated under a license by Oceancam, Inc.

Goodwill related to the restaurant operations is being amortized over the initial term of the licensing agreement, six years.

Amortization expense for the three months ended January 31, 2000 and 1999 was $126,265 and $42,500 respectively.
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2000 AND 1999


NOTE 5.   INTANGIBLE ASSETS

Intangible assets, consisting of acquisition costs are stated at cost and are being amortized on a straight-line basis over their estimated useful lives, 3 years.

NOTE 6. NOTE PAYABLE, BANK

Note payable bank consists of a revolving loan agreement with interest at prime plus 1.25% (Canadian) per annum and matures on February 25, 2002. This facility is collaterized by Networks present and future assets and is guaranteed by the Company.

NOTE 7. NOTES PAYABLE AND ADVANCES FROM STOCKHOLDERS

Notes payable and advances from stockholders consists of the following:
                                                January 31,
                                                    2000
                                                ----------

   Advances from stockholders                  $     4,411
   Notes payable to stockholders;
    interest at 12%                                290,595
                                                ----------
                                              $    295,006
                                                ==========


NOTE 8. NOTE PAYABLE AFFILIATE

Note payable affiliate consists of a note payable to a Company related to a current Director. The note bears interest at 15% and was due December 15, 1998. This note has been renewed and will be due December 15, 2000.














           VALUE HOLDINGS, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2000 AND 1999

NOTE 9. LONG TERM DEBT

Long-term debt consists of the following:

                                                   January 31,
                                                      2000
                                                   ----------
Note payable, stockholder (1),
 bearing interest at 9% per
 annum, due August 30, 2001                       $   287,875
Term loan from financing
 Company, bears interest at
 prime plus 2%, monthly payments
 of C$8,333, matures February,
 2002                                                 294,702
Note payable John Zinner Lumber
 LTD, bears interest at 15%,
 monthly payments of C$16,667 for
 60 months, collaterized by
 equipment                                            631,442
Obligation under capital leases,
 monthly payments of C$20,831
 to Dec 1, 2002, collaterized
 by equipment                                         396,377
                                                   ----------
                                                    1,610,396
                 Less current portion                 317,000
                                                  -----------
                                                 $  1,293,396
                                                  ===========

(1) This obligation was incurred in connection with the acquisition of the restaurant operations in August of 1991. The terms of the note provided for interest at the rate of 9% per annum, no interest to be paid during the first year of the note; and calls for payment of principal and interest starting on the second year and for the next nine years, based on a thirty year amortization schedule, with the unpaid principal balance due on August of 2001, or before, from proceeds of a secondary offering of the Company's stock if there were one. The note is collaterized by the assets of the Company, and subordinated to the note payable related party (Note 8).

  As of January 31, 2000 the note was in default. The Company has obtained a waiver from this stockholder in connection with the current payment terms of this note.

Annual maturities of long-term debt at January 31, 2000 and for



           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2000 AND 1999

NOTE 9. LONG TERM DEBT (CONTINUED)

each of the following five years is summarized as following:

        2001                  $   317,000
        2002                      597,683
        2003                      450,482
        2004                      163,762
        2005 and after             81,469
                               ----------
                              $ 1,610,396
                               ==========
NOTE 10. PREFERRED SECURITIES OF SUBSIDIARY

Preferred securities of subsidiary consist primarily of preferred stock issued by Network in connection with the acquisition. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned all of the voting equity of Network after the acquisition.

Preferred securities of subsidiary, as reflected in the accompanying balance sheet, includes $3,456,018 of 5% cumulative non-voting equity securities Series A redeemable at C$1 per share by Network, and $2,247,589 of non-cumulative, non-voting equity securities Series B redeemable at C$1 per share by Network. The equity securities are exchangeable for common shares of the Company, at the option of the holder, subject to adjustment as defined in the respective exchange agreement.

NOTE 11.  COMMON STOCK, WARRANTS AND STOCK OPTIONS

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

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

Service warrants                              3,750,000
Service warrants to stockholder                 500,000
Directors' warrants                             500,000
Employee warrants                               350,000
Other warrants including 200,000                250,000
 to a former president                       ----------
                                              5,350,000
                                             ==========
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000 AND 1999


NOTE 11.  COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)

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

During the quarter ended April 30, 1999, the Company issued
6,228,571 shares of common stock for $218,000 of dividends accrued on the series A preferred shares. At April 30, 1999, current accrued dividends on the preferred stock amounted to $75,750.







           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000 AND 1999



NOTE 13.   INCOME TAXES

At January 31, 1999, the Company had net operating loss carry forwards for income tax purposes of approximately $10,000,000 which expire at various years to 2012.

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










           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000 AND 1999


NOTE 14.   ACQUISITION OF LUMBER OPERATION (CONTINUED)

Summarized pro-forma results of operations for the quarter ended
January 31, 1999 giving effect to the transaction as of November 1, 1998 are as follows:

          Sales                            $   6,750,906
          Other income                            97,785
                                             -----------
          Total revenue                        6,848,691
                                             -----------
          Cost of sales                        5,200,629
          Selling, general and administrative  1,301,713
          Depreciation and amortization          243,828
          Interest and other charges             361,267
                                             -----------
          Total expenses                       7,107,437
                                             -----------
          Net Loss before tax              $   ( 258,746)
                                             ===========

In a letter of agreement dated December 11, 1998, and ratified by the Board of Directors, the Company agreed to pay a fee, payable in common shares of the Company, to Robert Ziner, Lyon Wexler and Leonard Rosenberg. This fee was in consideration of their efforts in facilitating the acquisition of Ziner Lumber s assets and as an inducement for Mr. Ziner and Mr. Wexler to continue with the Company in an executive capacity. In that letter, the Company agreed to issue 25 million common shares to Mr. Ziner, and 12.5 million share each to Mr. Wexler and Mr. Rosenberg. At the time of the agreement the aggregate value of the shares was $250,000. The shares were not to be registered by the Company and would contain a legend restricting their transfer. As of January 31, 2000, the Company has not issued such shares, but has accrued the liability.


NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party , which has an outstanding balance of $323,481 (See note 8).

Network Forest Products Limited, a wholly owned subsidiary of the Company issued a note payable to John Ziner Lumber Limited, as part if the purchase price of the acquisition. Balance outstanding on this note was $631,442 (See note 9).




           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JANUARY 31, 2000 AND 1999

NOTE 15. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company through Network owns a 30% interest in land which is being developed by a third party that will be constructing townhouses on the property. The lumber for the construction will be purchased from Network.

Included in prepaid expenses and other assets is approximately a $170,000 first mortgage note receivable with a related party, due in the current fiscal year.

NOTE 16. SUBSEQUENT EVENTS

On February 3, 2000 Network Forest Products purchased 100% of the outstanding shares of 471372 Ontario Limited, which was doing business as Harron Home Hardware ( Harron ). Harron is a wholesale distributor of lumber and is located in Moorefield, Ontario. Harron also sells hardware and building supplies. Prior to the acquisition, Harron was a dealer for Home Hardware, a Canadian hardware retailer.

Consideration for the shares was $8.5 million Canadian Dollars. Approximately $6.5 million Canadian Dollars of the purchase price was allocated to the satisfaction of outstanding debts. The purchase price was provided by Network s line of credit with GMAC Credit Corporation (formerly BNY Financial Corporation - Canada) which has increased from $20 million Canadian Dollars to $40 million Canadian Dollars.






















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

For the quarter ended January 31, 2000, sales from the lumber operation were $24,439,453. Proforma sales for the quarter ended in 1999, taking into consideration the lumber operation as if the acquisition had taken place on November 1, 1998, would be $6,750,906. Sales in the quarter ended 2000 show an increase of 262% over proforma sales for the quarter ended in 1999.

Licensing fees

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s The Seafood Place) primarily in South Florida
(Dade and Broward counties). On that date, the Company licensed its operations of the restaurants to an independent operator.

The Company currently has two licensees that operate seven restaurants under licensing agreements beginning March 1, 1997, for an initial term of five years. The term automatically renews for another five year term provided that the Licensee meets the gross sales goals as set forth in the agreement.

The Company receives licensing fees equal to 3% of the gross sales of five restaurants located in Dade and Broward County, and 3% to 6% of the gross sales of a sixth restaurant located in Pembroke Pines; operated under a license by Cam Fam, Inc. Additionally, the Company receives licensing fees equal to 3% of the gross sales of two restaurants operated under a license by Oceancam, Inc.

Licensing fee revenue for the three months ended January 31, 2000 and 1999 were $77,997 and $88,538, respectively.

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


Interest and Other Income

Other income, mainly from interest on notes receivable, for the three months ended January 31, 2000 and 1999 was $4,252 and $9,247 respectively.

COSTS AND EXPENSES

Costs and Expenses Lumber Operation

Cost of sales of lumber for the quarter ended January 31, 2000 was $20,074,426, or 82% of sales. Proforma cost of sales for the quarter ended in 1999 would be $5,200,629, or 77% of sales. The increase in cost of sales as a percentage of sales in 2000 is consistent with the increase in volume of sales of 262%.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended January 31, 2000 were $1,696,322 compared to $23,388 for the same quarter in 1999. The increase is due the consolidated operations of Ziner Limber in 2000 (See note 14).

Proforma selling, general and administrative for the quarter ended in 2000, including Ziner Lumber, would be $1,301,713. The quarter ended in 2000 shows an increase of 30% over the proforma amount for the quarter ended in 1999. This increase is consistent with the increased volume of operations (See Lumber Sales).

Depreciation and amortization

In 1998, 1999 and 2000, the Company issued shares of common stock in exchange for services to be rendered over periods exceeding a year. A portion of these services were deferred and are being amortized over the term of the agreements. Amortization of consulting agreements for the three months ended January 31, 2000 and 1999 was $86,666 and $37,516, respectively.

Depreciation for the three months ended January 31, 2000 and 1999 was $123,279 and $-0-. Depreciation in 2000 relates to the assets acquired from John Ziner Lumber Limited (See note 14).

Amortization of goodwill and intangible assets for the three months ended January 31, 2000 and 1999 was $126,265 and $42,500, respectively. The increase was due to goodwill and intangible assets resulting from the acquisition of the assets of John Ziner
Lumber Limited (See note 14).

Other Income and (Charges)

During the quarter ended January 31, 1999 the Company wrote off the carrying value of its fixed assets and intangible assets related to its restaurant operations, resulting in a charge to income of $130,463.
Interest expense for the three months ended January 31, 2000 and 1999 was $447,831 and $30,803 respectively. The increase was due primarily to interest on debt incurred in connection with the acquisition of the assets of John Ziner Lumber Limited (See note
14).

Capital Expenditures and Depreciation

During the quarter ended January 31, 2000 the Company had capital expenditures of approximately $150,000 related to the lumber operation.

Other

The Company has obtained a timely review of its quarterly information as required by the new SEC regulations.






































PART II - OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company filed the following reports on form 8-K during the quarter ended January 31, 2000.
               January 10th, 2000
               January 13th, 2000













































             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALUE HOLDINGS, INC.

DATE: March 14, 2000         By: /s/ Robert Ziner
                                Robert Ziner
                                President

DATE: March 14, 2000         By: /s/ Ida C. Ovies
                                Ida C. Ovies
                                Chief Financial Officer