Form 10QSB
period 2000-04-30
VALUE HOLDINGS INC
filed 2000-06-15
CIK 804191

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended                    April 30, 2000



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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 157,807,039 Shares as of
                           April 30, 2000



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

         Consolidated Balance Sheet for April 30, 2000.........3

         Consolidated Statement of Operations for the three
          and six months ended April 31, 2000 and 1999.........4

         Consolidated Statement of Cash Flows for the three
          and six months ended April, 2000 and 1999............5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......16


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................20

         SIGNATURES...........................................21



















           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET             April 30,
                                                         2000
                             ASSETS                  ----------
CURRENT ASSETS
Cash                                                 $       160
Marketable securities                                    333,520
Accounts receivable trade, net of doubtful
 accounts of $585,102                                 15,508,556
Inventory                                             15,489,877
Note receivable affiliated Company                       130,400
Prepaid expenses and other assets                        257,267
                                                      ----------
   TOTAL CURRENT ASSETS                               31,719,780
                                                      ----------
PROPERTY AND EQUIPMENT, NET                            1,758,214
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                              6,270,989
INTANGIBLE ASSETS, NET                                   119,681
INVESTMENT IN REAL ESTATE                                204,234
                                                     -----------
     TOTAL ASSETS                                    $40,072,898
                                                     ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable bank and other                        $22,753,010
 Current portion of long-term debt                       317,000
 Note payable related party                              323,481
 Note payable stockholders and directors                 292,606
 Accounts payable and accrued expenses                 5,793,950
                                                     -----------
   TOTAL CURRENT LIABILITIES                          29,480,047
                                                     -----------
LONG-TERM DEBT, NET OF CURRENT PORTION                 1,192,424
                                                     -----------
DEFERRED GAIN                                             86,251
                                                     -----------
PREFERRED SECURITIES OF SUBSIDIARY                     5,703,607
                                                     -----------
STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.0001;
 900,000,000 shares authorized; 750,000 issued
 and outstanding at liquidation value                    750,000
Common stock, par value $.0001; 900,000,000 shares
 authorized, 107,757,039 issued and outstanding           15,780
Capital in excess of par                              15,254,201
Deferred consulting agreements                          (273,333)
Accumulated deficit                                  (12,066,740)
Accumulated comprehensive income                          74,363
Dividends                                               (143,702)
                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                             3,610,569
                                                    ------------
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

          LIABILITIES AND STOCKHOLDERS' EQUITY (CONT)


TOTAL LIABILITIES AND EQUITY                        $40,072,898
                                                    ===========













































See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Three Months Ended
                                   April 30,       April 30,
                                     2000            1999
Revenues                          ----------     -----------
 Lumber sales                   $ 30,218,102     $  8,923,505
 Licensing fee                       107,853          105,723
 Interest and other income            85,955            2,821
                                  ----------       ----------
                                  30,411,910        9,032,049
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber          25,951,261        7,238,356
  Bad debt reserve - lumber oper.       -0-            46,807
  Selling, general and administ.   2,626,642          817,392
                                  ----------       ----------
                                  28,577,903        8,102,555
                                  ----------       ----------
Income (Loss) Before Depreciation,
 Amortization and Other Charges    1,834,007          929,494
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements  187,500           37,516
 Depreciation                        123,246           19,664
 Amortization goodwill and
  intangible assets                  139,694           92,068
                                  ----------       ----------
                                     450,440          149,248
                                  ----------       ----------
Income (Loss) Before Other Charges 1,383,567          780,246
Other Charges                     ----------       ----------
 Write off of fixed assets and
  intangibles related to restaurant
  operations                            -0-              -0-
 Interest expense                   (608,455)        (150,240)
                                 -----------       ----------
                                    (608,455)        (150,240)
                                 -----------       ----------
Income (Loss)                        775,112          630,006
                                 -----------       -----------
Other Comprehensive Income (Loss)
 Foreing currency translation       (116,114)         219,847
                                 -----------       -----------
Comprehensive Income (Loss)      $   658,998       $  849,853
                                 ===========       ==========
Net Income (Loss) Per Share
 Basic earnings per share        $     0.006       $    0.007
 Diluted earnings per share      $     0.005       $    0.006
Outastanding shares for EPS Computation
 Basic                           133,611,435         93,760,573
 Diluted                         141,870,935        102,020,073
See accompanying notes
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Six Months Ended
                                   April 30,       April 30,
                                     2000            1999
Revenues                          ----------     -----------
 Lumber sales                   $ 54,657,555     $  8,923,505
 Licensing fee                       185,850          194,261
 Interest and other income            90,207           12,068
                                  ----------       ----------
                                  54,933,612        9,129,834
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber          46,025,687        7,238,356
  Bad debt reserve - lumber oper.     17,122           46,807
  Selling, general and administ.   4,322,964          840,780
                                  ----------       ----------
                                  50,365,773        8,125,943
                                  ----------       ----------
Income (Loss) Before Depreciation,
 Amortization and Other Charges    4,567,839        1,003,891
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements  274,166           75,032
 Depreciation                        246,525           19,664
 Amortization goodwill and
  intangible assets                  265,959          134,568
                                  ----------       ----------
                                     786,650          229,264
                                  ----------       ----------
Income (Loss) Before Other Charges 3,781,189          774,627
Other Charges                     ----------       ----------
 Write off of fixed assets and
  intangibles related to restaurant
  operations                            -0-          (130,463)
 Interest expense                 (1,056,286)        (181,043)
                                 -----------       ----------
                                  (1,056,286)        (311,506)
                                 -----------       ----------
Income (Loss)                      2,724,903          463,121
                                 -----------       -----------
Other Comprehensive Income (Loss)
 Foreing currency translation       (147,529)         219,847
                                 -----------       -----------
Comprehensive Income (Loss)      $ 2,577,374      $   682,968
                                 ===========       ==========
Net Income (Loss) Per Share
 Basic earnings per share        $     0.023       $    0.005
 Diluted earnings per share      $     0.021       $    0.004
Outastanding shares for EPS Computation
 Basic                           120,684,237        93,562,703
 Diluted                         128,943,737        101,822,203
See accompanying notes
        VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                     April 30,        April 30,
                                      2000             1999
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $     775,112    $    630,007
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Write off of fixed assets and
   intangibles re restaurant operations  -0-             -0-
   Depreciation                       123,246          19,664
   Amortization, goodwill and
   intangible assets                  139,694          92,068
   Amortization consulting agreements 187,500          37,516
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities           (122,060)           -0-
     Accounts receivable           (3,344,216)     (1,510,693)
     Inventory                     (1,324,371)     (1,454,617)
     Prepaid exp. and other assets     64,421           6,998
    Increase (decrease) in
     Accounts payable and accrued
      expenses                      2,831,406        (260,244)
     Other                               -0-             -0-
Net cash used in operating         ----------       ----------
 activities                          (669,268)     (2,439,301)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (598,081)       (391,391)
 Goodwill                          (1,539,732)           -0-
 Advances to related company             -0-             -0-
Net cash provided by (used in)      ---------       ----------
 investing activities              (2,137,813)       (391,391)
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              425,225         (48,319)
 Proceeds (repayments) notes payable
 other, net of currency exchange    2,333,348       2,952,596
Net cash provided by (used in)      ---------       ---------
 financing activities               2,758,573       2,904,277
                                    ---------       ---------
Currency exchange                      45,830         (61,667)
                                    ---------       ---------
Increase (Decrease) in Cash            (2,678)         11,918
Cash and Cash Equivalents Beginning     2,838             935
                                    ---------       ---------
Cash and Cash Equivalents Ending  $       160     $    12,853
See accompanying notes              =========       =========
        VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                          Six Months Ended
                                     April 30,        April 30,
                                      2000             1999
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $   2,724,903    $    463,121
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Write off of fixed assets and
   intangibles re restaurant operations  -0-          130,463
   Depreciation                       246,525          19,664
   Amortization, goodwill and
   intangible assets                  265,959         134,568
   Amortization consulting agreements 274,166          75,032
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities           (122,462)           -0-
     Accounts receivable           (5,908,343)     (1,543,507)
     Inventory                     (8,536,981)     (1,454,617)
     Prepaid exp. and other assets     82,711           4,176
    Increase (decrease) in
     Accounts payable and accrued
      expenses                      1,431,843        (248,356)
     Other                            102,152            -0-
Net cash used in operating         ----------       ----------
 activities                        (9,439,527)     (2,419,456)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (748,526)       (391,391)
 Goodwill                          (1,539,732)           -0-
 Advances to related company             -0-          (10,000)
Net cash provided by (used in)      ---------       ----------
 investing activities              (2,288,258)       (401,391)
                                    ---------        ---------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              381,024         (59,312)
 Proceeds (repayments) notes payable
 other, net of currency exchange   11,363,843       2,954,679
Net cash provided by (used in)     ----------       ---------
 financing activities              11,744,867       2,895,367
                                    ---------       ---------
Currency exchange                     (48,766)        (61,667)
                                    ---------       ---------
Increase (Decrease) in Cash           (31,684)         12,853
Cash and Cash Equivalents Beginning    31,844            -0-
                                    ---------       ---------
Cash and Cash Equivalents Ending  $       160     $    12,853
See accompanying notes              =========       =========

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                APRIL 30, 2000 AND 1999

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

On February 3, 2000 Network Forest Products purchased 100% of the outstanding shares of 471372 Ontario Limited, which was doing business as Harron Home Hardware ( Harron ). Harron is a wholesale distributor of lumber and is located in Moorefield, Ontario. Harron also sells hardware and building supplies. Prior to the acquisition, Harron was a dealer for Home Hardware, a Canadian hardware retailer. Harron Home Hardware changed its name to Harron Hardware and Building Supplies upon being acquired by Network.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.








           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 APRIL 30, 2000 AND 1999


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

Cost in Excess of Net Assets of Businesses Acquired

Cost in excess of net assets of businesses acquired ( goodwill ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of the assets of John Ziner Lumber Limited, Harron Home Hardware and Cami s,The Seafood Place restaurants. Such goodwill is being amortized on the straight-line method over a period of 6 to 20 years.

It is the Company s policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management s plans with regard to future operations (See Note 2), and represent management s best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company s investment in the goodwill and other long-lived assets.
     VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                APRIL 30, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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








           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 APRIL 30, 2000 AND 1999


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

NOTE 3: PROPERTY AND EQUIPMENT:

Property and equipment at April 30, 2000 consists of:

   Property, equipment and leasehold
    improvements                             $   2,960,035
   Less: accumulated depreciation               (1,201,821)
                                                ----------
                                             $   1,758,214
                                                ==========


NOTE 4: COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL):

Cost in excess of net assets acquired consist of:

  Goodwill on acquisition of assets of
   John Ziner Lumber                         $   5,353,052
  Goodwill on acquistion of assets of
   Harron Home Hardware                          1,070,674
  Goodwill re Cami                               1,020,000
                                               -----------
                                                 7,443,726
  Less: accumulated amortization                (1,172,737)
                                               -----------
                                             $   6,270,989
                                               ===========

NOTE 5.   INTANGIBLE ASSETS

Intangible assets, consisting of acquisition costs are stated at cost and are being amortized on a straight-line basis over their estimated useful lives, 3 years.





           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 APRIL 30, 2000 AND 1999


NOTE 6. NOTE PAYABLE, BANK

Note payable bank consists of a revolving loan agreement with interest at prime plus 1.25% (Canadian) per annum and matures on February 25, 2002. This facility is collaterized by Networks present and future assets and is guaranteed by the Company.

NOTE 7. NOTES PAYABLE STOCKHOLDERS

Notes payable stockholders consists of notes payable stockholders, with no specific repayment terms, bearing interest at 12% per annum.

NOTE 8. NOTE PAYABLE RELATED PARTY

Note payable related party consists of a note payable to a Company related to a current Director, bearing interest at 15% and was due December 15, 1998. This note has been renewed and will be due
December 15, 2000.


NOTE 9. LONG TERM DEBT

Long-term debt consists of the following:

                                                    April 30,
                                                      2000
                                                   ----------
Note payable, stockholder (1), bearing interest
 at 9% per annum, due August 30, 2001             $   287,875
Term loan from financing Company, bears interest
 at prime plus 2%, monthly payments of C$8,333
 matures February, 2002                               267,524
Note payable John Zinner Lumber LTD, bears
 interest at 15%, monthly payments of C$16,667
 for 60 months, collaterized by equipment             590,009
Obligation under capital leases, monthly payments
 of C$20,831 to Dec 1, 2002, collaterized
 by equipment                                         363,986
                                                   ----------
                                                    1,509,424
                  Less current portion                317,000
                                                  -----------
                                                 $  1,192,424
                                                  ===========




           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                APRIL 30, 2000 AND 1999

NOTE 9. LONG TERM DEBT (CONTINUED)

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

  As of April 30, 2000 the note was in default. The Company has obtained a waiver from this stockholder in connection with the current payment terms of this note.


NOTE 10. PREFERRED SECURITIES OF SUBSIDIARY

Preferred securities of subsidiary consist primarily of preferred stock issued by Network in connection with the acquisition. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned all of the voting equity of Network after the acquisition.

Preferred securities of subsidiary, as reflected in the accompanying balance sheet, includes $3,456,018 of 5% cumulative non-voting equity securities Series A redeemable at C$1 per share by Network, and $2,247,589 of non-cumulative, non-voting equity securities Series B redeemable at C$1 per share by Network. The Series B equity securities are exchangeable for common shares of the Company, at the option of the holder, subject to adjustment as defined in the respective exchange agreement.

NOTE 11.  COMMON STOCK, WARRANTS AND STOCK OPTIONS

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for a period of five years expiring May 10, 2000 at an exercise price of $.25 per share:

Service warrants                              3,750,000
Service warrants to stockholder                 500,000
Directors' warrants                             500,000
Employee warrants                               350,000
Other warrants including 200,000                250,000
 to a former president                       ----------
                                              5,350,000
                                             ==========
            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                APRIL 30, 2000 AND 1999


NOTE 11.  COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)

Warrants to purchase a total of 850,000 shares of common stock have been extended at the request of the holders for one year from their expiration date.

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




          VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                APRIL 30, 2000 AND 1999


NOTE 13.   INCOME TAXES

At April 30, 2000, the Company had net operating loss carry forwards for income tax purposes of approximately $10,000,000 which expire at various years to 2012.

NOTE 14.   ACQUISITIONS

JOHN ZINER LUMBER

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

The Company purchased the assets for $21,044,335 Canadian dollars. This amount includes $5,807,611 Canadian dollars for accounts receivable, $5,531,025 Canadian dollars for inventory, $98,138 for sundry receivables, and $6,761,302 to replace a bank operating loan. Financing for the transaction was provided by GMAC (formerly BNY FINANCIAL CORPORATION - Canada), a subsidiary of the Bank of New York. Value holdings has provided a guarantee to GMAC securing the indebtedness of Network Forest Products.








           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  APRIL 30, 2000 AND 1999


NOTE 14.   ACQUISITIONS (CONTINUED)


HARRON HOME HARDWARE

On February 3, 2000 Network Forest Products purchased 100% of the outstanding shares of 471372 Ontario Limited, which was doing business as Harron Home Hardware ( Harron ). Harron is a wholesale distributor of lumber and is located in Moorefield, Ontario. Harron also sells hardware and building supplies. Prior to the acquisition, Harron was a dealer for Home Hardware, a Canadian hardware retailer. Harron changed its name to Harron Hardware and Building Supplies upon being acquired by Network.

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

Summarized pro-forma results of operations for the six months ended April 30, 2000 giving effect to the transaction as of November 1, 1999 are as follows:

           Sales                  $  57,971,558
           Cost of sales          $  49,464,330
           Net Income             $   1,787,422


NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party, which has an outstanding balance of $323,481 (See note 8).

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

Included in prepaid expenses and other assets is approximately a $170,000 first mortgage note receivable with a related party, due in the current fiscal year.
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  APRIL 30, 2000 AND 1999


NOTE 16. SUBSEQUENT EVENTS

The Company is currently negotiating a contract to sell the Cami s Seafood and Pasta licenses and related assets to CamFam Inc., who currently operates five Cami restaurants, for $1.33 million. The estimated date of closing is June 21, 2000.











































MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Lumber and Hardware Stores Sales

On February 25, 1999, the Company, through a wholly owned subsidiary, acquired substantially all the assets of John Ziner
Lumber Limited, an Ontario company involved in the distribution and remanufacturing of lumber (See note 14). The Company intends to use the acquired assets in the same type of business.

On February 3, 2000 Network Forest Products purchased 100% of the outstanding shares of 471372 Ontario Limited, which was doing business as Harron Home Hardware ( Harron ). Harron is a wholesale distributor of lumber and is located in Moorefield, Ontario. Harron also sells hardware and building supplies. Prior to the acquisition, Harron was a dealer for Home Hardware, a Canadian hardware retailer. Harron changed its name to Harron Hardware and Building Supplies upon being acquired by Network.

For the quarter ended April 30, 2000 combined sales from the lumber and hardware store operations were $30,218,102, compared to $8,923,505 for the same period in 1999. Proforma sales for the quarter ended in 1999, taking into consideration the lumber and hardware store operations as if the acquisitions had taken place on November 1, 1998, would be approximately $15,482,525. Sales in the quarter ended 2000 show an increase of 95% over proforma sales for the quarter ended in 1999.

For the six months ended April 30, 2000 combined sales from the lumber and hardware store operations were $54,657,555, compared to $8,923,505 for the same period in 1999. Proforma sales for the six months in 1999, taking into consideration the lumber and hardware store operations as if the acquisitions had taken place on November 1, 1998, would be approximately $25,503,145. Sales for the six months in 2000 show an increase of 114% over proforma sales for the same period in 1999.

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

Licensing fee revenue for the three and six months ended April 30, 2000 were $107,853 and $185,850, respectively, compared to $105,723 and $194,261 for the same periods in 1999.

The Company is currently negotiating a contract to sell the Cami s Seafood and Pasta licenses and related assets to CamFam Inc., who currently operates five Cami restaurants, for $1.33 million. The estimated date of closing is June 21, 2000.

Interest and Other Income

Other income for the three months ended April 30, 2000 and 1999 was $85,955 and $2,821 respectively. For the six months ended April 30, 2000 and 1999, other income was $90,207 and $12,068. Increase in other income in 2000 results from interest earned from customer finance charges in the hardware store operations. Other income in 1999 consists mainly of interest earned in note receivable.

COSTS AND EXPENSES

Costs and Expenses Lumber and Hardware Stores Operations

Cost of sales of lumber and hardware store operations for the quarter ended April 30, 2000 was $25,951,261, or 86% of sales. Cost of sales for the quarter ended in 1999 was $7,238,356, or 81% of sales. Cost of sales of lumber and hardware store operations for the six months ended April 30, 2000 was $46,025,687, or 84% of sales, compared to $7,238,356, or 81% of sales in the same period in 1999. The increase in cost of sales as a percentage of sales in 2000 is consistent with the increase in volume of sales (See Lumber and Hardware Stores Sales).

Selling, General and Administrative

Selling, general and administrative expenses for the three and six months ended April 30, 2000 were $2,626,642 and $4,322,964, respectively, compared to $817,392 and $840,780 for the same periods in 1999. The increase is due the consolidated operations of Ziner Limber and Harron Home Hardware in 2000 (See note 14).

Proforma selling, general and administrative for the three and six months ended in 1999, including Ziner Lumber and Harron Home Hardware, would be approximately $1,292,874 and $3,166,886 respectively. Increase in actual selling and administrative expenses for the three and six months ended April 30, 2000 over proforma amounts for the same periods in 1999 is consistent with the increased volume of operations (See Lumber and Hardware Stores Sales).

Depreciation and amortization

In 1998, 1999 and 2000, the Company issued shares of common stock in exchange for services to be rendered over periods exceeding a year. A portion of these services were deferred and are being amortized over the term of the agreements. Amortization of consulting agreements for the three months ended April 30, 2000 and 1999 was $187,500 and $37,516, respectively. Amortization of consulting agreements for the six months ended April 30, 2000 and 1999 was $274,166 and $75,032 respectively.

Depreciation for the three months ended April 30, 2000 and 1999 was $123,246 and $19,664, respectively. For the six months in 2000 and 1999, depreciation was $246,525 and $19,664, respectively. Depreciation in 2000 relates to the assets acquired from John Ziner Lumber Limited and Harron Home Hardware (See note 14).

Amortization of goodwill and intangible assets for the three and six months ended ended April 30, 2000 was $139,694 and $265,959, compared to $92,068 and $134,568 for the same periods in 1999. The increase was due to goodwill and intangible assets resulting from the acquisition of the assets of John Ziner Lumber Limited and Harron Home Hardware (See note 14).

Other Income and (Charges)

During the quarter ended January 31, 1999 the Company wrote off the carrying value of its fixed assets and intangible assets related to its restaurant operations, resulting in a charge to income of $130,463.

Interest expense for the three months ended April 30, 2000 and 1999 was $608,455 and $150,240, respectively. For the six months ended April 30, 2000 and 1999, interest expense was $1,056,286 and $181,043, respectively. The increase in 2000 is due primarily to interest on debt incurred in connection with the acquisitions of the assets of John Ziner Lumber Limited and Harron Home Hardware (See note 14).

Capital Expenditures and Depreciation

During the quarter ended April 30, 2000 the Company had capital expenditures of approximately $748,526 related to the acquisition of the Hardware Stores operations.








Financing

The Company s line of credit facility with GMAC (formerly BNY Financial Corporation - Canada) was increased during the quarter from $20 million Canadian Dollars to $40 million Canadian Dollars. The Company borrowed money from this facility to finance the acquisition of Harron (See note 14).















































  PART II - OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company filed the following reports on form 8-K during the quarter ended April 30, 2000
                      February 3, 2000














































             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED APRIL 30, 2000
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALUE HOLDINGS, INC.

DATE: June 14, 2000          By: /s/ Robert Ziner
                                Robert Ziner
                                President

DATE: June 14, 2000          By: /s/ Ida C. Ovies
                                Ida C. Ovies
                                Chief Financial Officer