Form 10QSB
period 2000-07-31
VALUE HOLDINGS INC
filed 2000-09-15
CIK 804191

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended                    July 31, 2000



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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 157,807,039 Shares as of
                           July 31, 2000



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

         Consolidated Balance Sheet for July 31, 2000..........3

         Consolidated Statement of Operations for the three
          and six months ended July 31, 2000 and 1999..........4

         Consolidated Statement of Cash Flows for the three
          and six months ended July 31, 2000 and 1999..........5

         Notes to Consolidated Financial Statements............6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......16


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................20

         SIGNATURES...........................................21





















PART 1. FINANCIAL INFORMATION
Item 1.
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET              July 31,
                                                         2000
                             ASSETS                  ----------
CURRENT ASSETS
Cash                                                 $    35,629
Marketable securities                                    123,601
Accounts receivable trade, net of doubtful
 accounts of $585,102                                 14,666,975
Inventory                                             15,366,719
Notes receivable                                         310,400
Prepaid expenses and other assets                        115,169
                                                      ----------
   TOTAL CURRENT ASSETS                               30,618,493
                                                      ----------
PROPERTY AND EQUIPMENT, NET                            1,818,241
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                              6,037,197
INTANGIBLE ASSETS, NET                                   102,720
INVESTMENT IN REAL ESTATE                                140,528
OTHER INVESTEMENTS                                     1,340,634
                                                     -----------
     TOTAL ASSETS                                    $40,057,813
                                                     ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable bank and other                        $22,289,328
 Current portion of long-term debt                       300,000
 Note payable related party                              146,792
 Accounts payable and accrued expenses                 5,255,030
                                                     -----------
   TOTAL CURRENT LIABILITIES                          27,991,150
                                                     -----------
LONG-TERM DEBT, NET OF CURRENT PORTION                 1,376,326
                                                     -----------
DEFERRED GAIN                                             86,251
                                                     -----------
PREFERRED SECURITIES OF SUBSIDIARY                     5,703,607
STOCKHOLDERS  EQUITY                                 -----------
Series A preferred stock, par value $.0001;
 900,000,000 shares authorized; 750,000 issued
 and outstanding at liquidation value                    750,000
Common stock, par value $.0001; 900,000,000 shares
 authorized, 107,757,039 issued and outstanding           15,780
Capital in excess of par                              15,254,201
Deferred consulting agreements                          (187,500)
Accumulated deficit                                  (10,627,828)
Accumulated comprehensive income                        (107,057)
Dividends                                               (197,117)
                                                     -----------
TOTAL STOCKHOLDERS  EQUITY                             4,900,479
                                                    ------------
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

          LIABILITIES AND STOCKHOLDERS' EQUITY (CONT)


TOTAL LIABILITIES AND EQUITY                        $40,057,813
                                                    ===========













































See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Three Months Ended
                                    July 31,        July 31,
                                     2000            1999
Revenues                          ----------     -----------
 Lumber sales                   $ 35,786,027     $ 15,780,478
 Interest and other income           (38,439)             940
                                  ----------       ----------
                                  35,747,588       15,781,418
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber          32,320,996       12,799,037
  Bad debt reserve - lumber oper.    (17,122)         220,038
  Selling, general and administ.   2,088,674        1,376,548
                                  ----------       ----------
                                  34,392,548       14,395,623
                                  ----------       ----------
Income (Loss) Before Depreciation,
 Amortization and Other Charges    1,355,040        1,385,795
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements   85,833           43,767
 Depreciation                        160,012           44,377
 Amortization goodwill and
  intangible assets                  140,514           17,599
                                  ----------       ----------
                                     386,359          105,743
                                  ----------       ----------
Income (Loss) Before Other Charges   968,681        1,280,052
Other Charges                     ----------       ----------
 Interest expense                   (680,919)        (364,398)
                                 -----------       ----------
                                    (680,919)        (364,398)
                                 -----------       ----------
Income from continuing operations    287,762          915,654
Discontinued Operations          -----------       ----------
  Income from disc. operations        20,317           56,129
  Gain from sale of license        1,130,833             -0-
  Write off of fixed assets re
   restaurant operations               -0-               -0-
                                 -----------       ----------
Total Income from Discontinued
 Operations                        1,151,150           56,129
                                ------------       ----------
Net Income                         1,438,912          971,783
Other Comprehensive Income (Loss)
 Foreing currency translation       (181,420)         (89,501)
                                 -----------       -----------
Comprehensive Income (Loss)      $ 1,257,492       $  882,282
Net Income (Loss) Per Share      ===========       ===========
 Basic Earnings per share        $     0.009       $    0.009
 Diluted earnings per share      $     0.009       $    0.008
Outastanding shares for EPS Computation
 Basic                           157,807,039        108,204,865
 Diluted                         166,066,539        116,464,365
See accompanying notes


















































            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Nine Months Ended
                                    July 31,        July 31,
                                     2000            1999
Revenues                          ----------     -----------
 Lumber sales                   $ 90,443,582     $ 24,703,983
 Interest and other income            51,768           13,008
                                  ----------       ----------
                                  90,495,350       24,716,991
Costs and expenses, Other than    ----------       ----------
 Depreciation, Amortization and
 Other Charges
  Cost of sales - lumber          78,346,683       20,037,393
  Bad debt reserve - lumber oper.       -0-           266,845
  Selling, general and administ.   6,386,399        2,206,547
                                  ----------       ----------
                                  84,733,082       22,510,785
                                  ----------       ----------
Income (Loss) Before Depreciation,
 Amortization and Other Charges    5,762,268        2,206,206
                                  ----------       ----------
Depreciation and Amortization
 Amortization consulting agreements  359,999          118,799
 Depreciation                        406,537           64,041
 Amortization goodwill and
  intangible assets                  321,473           67,167
                                  ----------       ----------
                                   1,088,009          250,007
                                  ----------       ----------
Income (Loss) Before Other Charges 4,674,259        1,956,199
Other Charges                     ----------       ----------
 Interest expense                 (1,737,205)        (545,441)
                                 -----------       ----------
                                  (1,737,205)        (545,441)
                                 -----------       ----------
Income from continuing operations  2,937,054        1,410,758
Discontinued Operations          -----------       -----------
  Income from disc. operations        95,928          154,609
  Gain from sale of license        1,130,833             -0-
  Write-off of fixed assets re
   restaurant operations                -0-          (130,463)
                                 ----------        ----------
Total Income from Discontinued
 Operations                       1,226,761            24,146
                                -----------        ----------
Net Income                        4,163,815         1,434,904
Other Comprehensive Income (Loss)
 Foreing currency translation       (328,949)         130,346
                                 -----------       -----------
Comprehensive Income (Loss)      $ 3,834,866      $ 1,565,250
Net Income (Loss) Per Share      ===========       ===========
 Basic earnings per share        $     0.031       $    0.015
 Diluted earnings per share      $     0.029       $    0.004
Outastanding shares for EPS Computation
 Basic                           133,058,503         98,497,058
 Diluted                         141,318,003        106,756,558
See accompanying notes


















































         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                      July 31,         July 31,
                                      2000             1999
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $   1,427,221    $    971,783
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Gain on sale of Cami s license  (1,130,833)           -0-
   Write off of fixed assets and
   intangibles re restaurant operations  -0-             -0-
   Write off investment-unconsol. sub    -0-            3,994
   Depreciation                       160,012          44,377
   Amortization, goodwill and
   intangible assets                  140,514          31,766
   Amortization consulting agreements  85,833          43,767
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities            209,919            -0-
     Accounts receivable              841,581      (1,235,703)
     Inventory                        123,158      (2,183,760)
     Prepaid exp. and other assets    142,098         (74,379)
    Increase (decrease) in
     Accounts payable and accrued
      expenses                       (538,920)       (630,920)
     Other                         (1,124,447)           -0-
Net cash provided (used) in        ----------       ----------
 operating activities                 336,136      (3,029,075)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (220,480)         (9,400)
 Goodwill                            (148,865)           -0-
 Proceeds from sale Cami s license  1,330,000            -0-
 Advances to related company             -0-             -0-
Net cash provided by (used in)      ---------       ----------
 investing activities                 960,655          (9,400)
                                    ---------        ---------
Cash flows from financing activities:
 Repayment of stockholders borrowing (981,236)        (46,119)
 Note receivable - Cami s license    (180,000)           -0-
 Repayment os note related party     (176,689)           -0-
 Proceeds from notes payable
 other, net of currency exchange      389,025       3,145,445
Net cash provided by (used in)      ---------       ---------
 financing activities                (948,900)      3,099,326
                                    ---------       ---------
Currency exchange                    (312,422)        (65,202)
                                    ---------       ---------

        VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                      July 31,         July 31,
                                      2000             1999
                                   ----------       -----------

Increase (Decrease) in Cash            35,469          (4,351)
Cash and Cash Equivalents Beginning       160          12,853
                                    ---------       ---------
Cash and Cash Equivalents Ending  $    35,629     $     8,502
See accompanying notes              =========       =========










































         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                          Nine Months Ended
                                      July 31,         July 31,
                                      2000             1999
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $   4,152,124    $  1,434,904
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Gain on sale of Cami s license  (1,130,833)           -0-
   Write off of fixed assets and
   intangibles re restaurant operations  -0-          130,463
   Write off investment-unconsol. sub    -0-            3,994
   Depreciation                       406,537          64,041
   Amortization, goodwill and
   intangible assets                  406,473         166,334
   Amortization consulting agreements 359,999         118,799
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities             87,457            -0-
     Accounts receivable           (5,066,762)     (2,779,210)
     Inventory                     (8,413,823)     (3,638,377)
     Prepaid exp. and other assets    224,809         (70,203)
    Increase (decrease) in
     Accounts payable and accrued
      expenses                        892,923        (991,061)
     Other                         (1,022,295)        111,785
Net cash used in operating         ----------       ----------
 activities                        (9,103,391)     (5,448,531)
                                   ----------       ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (969,006)       (400,791)
 Goodwill                          (1,688,597)           -0-
 Proceeds from sale Cami s license  1,330,000            -0-
 Advances to related company             -0-          (10,000)
Net cash (used in)                 ----------       ----------
 investing activities              (1,327,603)       (410,791)
                                   ----------        ---------
Cash flows from financing activities:
 Repayment stockholders borrowing    (600,212)       (105,431)
 Note receivable - Cami s license    (180,000)           -0-
 Repayment os note related party     (176,689)           -0-
 Proceeds from notes payable
 other, net of currency exchange   11,752,868       6,100,124
Net cash provided by               ----------       ---------
 financing activities              10,795,967       5,994,693
                                    ---------       ---------
Currency exchange                    (361,188)       (126,869)
                                    ---------       ---------

         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                          Nine Months Ended
                                      July 31,         July 31,
                                      2000             1999
                                   ----------       -----------

Increase in Cash                        3,785           8,502
Cash and Cash Equivalents Beginning    31,844            -0-
                                    ---------       ---------
Cash and Cash Equivalents Ending  $    35,629     $     8,502
See accompanying notes              =========       =========










































           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   JULY 31, 2000 AND 1999

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles, and in the opinion of management contain all the necessary adjustments for the fair presentation of the satement of results of operations of the interim period.

Business

The Company is in the business of acquiring businesses with the goal of building well-run, independent subsidiaries who have solid market niches.

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s The Seafood Place) primarily in South Florida (Dade and Broward counties). On that date, the Company licensed its operations of the restaurants to an independent operator. On June 30 ,2000, the Company sold the license to CamFam, Inc. (see note
14).

On February 25, 1999, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of John Ziner
Lumber Limited, an Ontario Corporation involved in the distribution and remanufacturing of lumber (See note 14).

On February 3, 2000, the Company through a wholly owned subsidiary purchased 100% of the outstanding shares of 471372 Ontario Limited, which was doing business as Harron Home Hardware ( Harron ). Harron is a wholesale distributor of lumber and is located in Moorefield, Ontario. Harron also sells hardware and building supplies. Prior to the acquisition, Harron was a dealer for Home Hardware, a Canadian hardware retailer. Harron Home Hardware changed its name to Harron Hardware and Building Supplies upon being acquired by Network.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.







           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JULY 31, 2000 AND 1999


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

Cost in Excess of Net Assets of Businesses Acquired

Cost in excess of net assets of businesses acquired ( goodwill ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition, and is primarily from the acquisition of the assets of John Ziner Lumber Limited and Harron Home Hardware. Such goodwill is being amortized on the straight-line method over a period of 20 years.

It is the Company s policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management s plans with regard to future operations (See Note 2), and represent management s best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company s investment in goodwill and other long-lived assets.

            VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JULY 31, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets, mainly acquisition costs, are stated at cost and are being amortized on a straight-line basis over their estimated useful lives of 3 years.

Marketable Securities

Marketable securities are considered as available for sale and reflected at market value on the cOmpany's statements.


Reclassification

Certain amounts in the 1999 consolidated statements have been reclassified to conform with the current year presentation.


Translation of Foreign Currency

The accounts of the Company's Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52 ( Foreign Currency Translation ), which require that foreign currency assets and liabilities be translated using the average exchange rates prevailing throughout the period. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency translations are included in income for the period. Fluctuations arising from intercompany transactions that are of a long term nature are accumulated as part of the cumulative translation adjustments.


Net Income Per Common Share

Net Income per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods.








           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JULY 31, 2000 AND 1999


NOTE 2. NOTES RECEIVABLE

On June 30, 2000, the Company sold its Cami s Seafood and Pasta license for a total of $1,330,000 comprising of $1,150,000 in cash and a $180,000 promissory note. The note is due in full on December 30, 2000, and bears interest at 15% per annum, payable monthly.

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

NOTE 3: PROPERTY AND EQUIPMENT:

Property and equipment at July 31, 2000 consists of:

   Property, equipment and leasehold
    improvements                             $   3,153,736
   Less: accumulated depreciation               (1,335,495)
                                                ----------
                                             $   1,818,241
                                                ==========


NOTE 4: COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL):

Cost in excess of net assets acquired at July 31, 2000 consist of:

  Goodwill on acquisition of assets of
   John Ziner Lumber                         $   5,422,504
  Goodwill on acquistion of assets of
   Harron Home Hardware                          1,063,270
                                               -----------
                                                 6,485,774
  Less: accumulated amortization                  (448,577)
                                               -----------
                                             $   6,037,197
                                               ===========

NOTE 5.   INTANGIBLE ASSETS

Intangible assets, consisting of acquisition costs are stated at cost and are being amortized on a straight-line basis over their estimated useful lives, 3 years.

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JULY 31, 2000 AND 1999


NOTE 6. NOTE PAYABLE, BANK

Note payable bank consists of a revolving loan agreement with interest at prime plus 1.25% (Canadian) per annum that matures on February 25, 2002. This facility is collaterized by Networks present and future assets and is guaranteed by the Company.

NOTE 7. NOTE PAYABLE RELATED PARTY

Note payable related party consists of a note payable to a Company related to a current Director, bearing interest at 15% that was due on December 15, 1998. This note has been renewed and will be due
December 15, 2000.


NOTE 8. LONG TERM DEBT

Long-term debt consists of the following:

                                                     July 31,
                                                      2000
                                                   ----------
Term loan from financing Company, bears interest
 at prime plus 2%, monthly payments of C$8,333
 (Canadian) matures February, 2002                $   817,078
Note payable John Zinner Lumber LTD, bears
 interest at 15%, monthly payments of C$16,667
 (Canadian) for 60 months, collaterized by
 equipment                                            552,621
Obligation under capital leases, monthly payments
 of C$20,831 (Canadian) to Dec 1, 2002,
 collaterized by equipment                            306,627
                                                   ----------
                                                    1,676,326
                  Less current portion                300,000
                                                  -----------
                                                 $  1,376,326
                                                  ===========











           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 2000 AND 1999



NOTE 9. PREFERRED SECURITIES OF SUBSIDIARY

Preferred securities of subsidiary consist primarily of preferred stock issued by Network in connection with the acquisition. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned all of the voting equity of Network after the acquisition.

Preferred securities of subsidiary, as reflected in the accompanying balance sheet, includes $3,456,018 of 5% cumulative non-voting equity securities Series A redeemable at C$1 (Canadian) per share by Network, and $2,247,589 of non-cumulative, non-voting equity securities Series B redeemable at C$1 (Canadian) per share by Network. The Series B equity securities are exchangeable for common shares of the Company, at the option of the holder, subject to adjustment as defined in the respective exchange agreement.

NOTE 10.  COMMON STOCK, WARRANTS AND STOCK OPTIONS

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



           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 2000 AND 1999


NOTE 11. PREFERRED STOCK

On July 29, 1994, the stockholders approved an amendment to the Articles of Incorporation which provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred stock having a par value of $.0001 per share and 900,000,000 shares of common stock having a par value of $.0001 per share. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, and to establish, from time to time, the number of shares to be issued in each such series and to determine and fix the designations, powers, preferences and rights of the shares of each such series.

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

NOTE 12.   INCOME TAXES

At April 30, 2000, the Company had net operating loss carry forwards for income tax purposes of approximately $10,000,000 which expire at various years to 2012.

NOTE 13.   ACQUISITIONS

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

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 2000 AND 1999


NOTE 13.   ACQUISITIONS (CONTINUED)

JOHN ZINER LUMBER

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

The Company purchased the assets for $21,044,335 Canadian dollars. This amount includes $5,807,611 for accounts receivable, $5,531,025 for inventory, $98,138 for sundry receivables, and $6,761,302 to replace a bank operating loan. Financing for the transaction was provided by GMAC (formerly BNY FINANCIAL CORPORATION - Canada), a subsidiary of the Bank of New York. Value holdings has provided a guarantee to GMAC securing the indebtedness of Network Forest Products.

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

Consideration for the shares was $8.5 million Canadian Dollars. Approximately $6.5 million of the purchase price was allocated to the satisfaction of outstanding debts. The purchase price was provided by Network s line of credit with GMAC Credit Corporation (formerly BNY Financial Corporation - Canada) which has increased from $20 million to $40 million Canadian Dollars.




           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 2000 AND 1999

NOTE 13.   ACQUISITIONS (CONTINUED)

Summarized pro-forma results of operations for the nine months ended July 31, 2000 giving effect to the transaction as of November 1, 1999 are as follows:
           Sales                  $  93,757,585
           Cost of sales          $  81,785,326
           Net Income             $   3,033,223

NOTE 14. SALE OF RESTAURANT LICENSE

On June 30, 2000, the Company sold its Restaurant license (Cami s Seafood and Pasta) to CamFam, Inc., the Company that was operating the restaurants, for $1,330,000. Proceeds from sale were $1,150,000 in cash, and a promissory note of $180,000 (See note 2). Net gain from sale of the license was $1,130,883.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party, which has an outstanding balance of $146,792 (See note 7).

Network Forest Products Limited, a wholly owned subsidiary of the Company issued a note payable to John Ziner Lumber Limited, as part if the purchase price of the acquisition. Balance outstanding on this note was $552,621 (See note 9).

The Company through Network owns a 30% interest in land which is being developed by a third party that will be constructing townhouses on the property. The lumber for the construction will be purchased from Network.

Included in prepaid expenses and other assets is approximately a $170,000 first mortgage note receivable with a related party, due in the current fiscal year.

NOTE 16. SUBSEQUENT EVENTS

On August 11, 2000 the Company, through its subsidiary Network Forest Products, purchased all of the assets of Cutler Forest Products, and 100% of the shares of Seabright Wood Fabricators, located in Mississauga, Ontario. Cutler and Seabright had common ownership with each other.

Consideration for the transaction was $15,954,817 Canadian dollars, of which $3,902,579 was allocated to the satisfactionof outstanding debts. The purchase price was provided by Network Forest Products credit facility with GMAC Credit Corporation, which was increased from $40 million to $58 million Canadian dollars.

           VALUE HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 2000 AND 1999


NOTE 16. SUBSEQUENT EVENTS (CONTINUED)

Cutler Forest Products primary business is the wholesale supply of sheet and cut to size composite wood products including melamine, particle board, medium density fiberboard and hardwood plywood. Cutler provides both wood and materials for their customer s manufacturing operations, and also provides both fully and partially manufactured product. Cutler will box, bar code and package as specified by the customer or ship product in bulk for refinishing and final assembly. Cutler also distributes a laminate called Nevamar. They are one of two distributors of this product in Ontario.

Seabright is a component manufacturer. Virtually all of Seabright sales are to Cutler.

Cutler has approximately 1,500 customers with four customers accounting for 20% of sales.































Item 2.

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

For the quarter ended July 31, 2000 combined sales from the lumber and hardware store operations were $35,786,027, compared to $15,780,478 for the same period in 1999. Proforma sales for the quarter ended in 1999, taking into consideration the lumber and hardware store operations as if the acquisitions had taken place on November 1, 1998, would be approximately $18,729,545. Sales in the quarter ended 2000 show an increase of 91% over proforma sales for the quarter ended in 1999.

For the nine months ended July 31, 2000 combined sales from the lumber and hardware store operations were $90,443,582, compared to $24,703,983 for the same period in 1999. Proforma sales for the nine months in 2000 and 1999, taking into consideration the lumber and hardware store operations as if the acquisitions had taken place on November 1, 1999 and 1998, would be approximately $93,757,587 for the nine months in 2000, compared to $44,232,690 for the same period in 1999 . Pro-forma sales for the nine months in 2000 show an increase of 112% over proforma sales for the same period in 1999. Actual sales for the nine months ended July 31, 2000 show an increase of 104% over pro-forma sales for the same period in 1999.

Interest and Other Income

Other income for the three months ended July 31, 2000 and 1999 was $(38,439) and $940 respectively. For the nine months ended July 31, 2000 and 1999, other income was $51,768 and $13,008 respectively. Other income in 2000 results from interest earned from customer finance charges in the hardware store operation and notes receivable. Other income in 1999 consists mainly of interest earned in note receivable.

COSTS AND EXPENSES

Costs and Expenses Lumber and Hardware Stores Operations

Cost of sales of lumber and hardware store operations for the quarter ended July 31, 2000 was $32,320,996, or 90% of sales. Cost of sales for the quarter ended in 1999 was $12,799,037, or 81% of sales. Cost of sales of lumber and hardware store operations for the nine months ended July 31, 2000 was $78,346,683, or 87% of sales, compared to $20,037,393, or 81% of sales in the same period in 1999. The increase in cost of sales as a percentage of sales in 2000 is consistent with the increase in volume of sales (See Lumber and Hardware Stores Sales).

Selling, General and Administrative

Selling, general and administrative expenses for the three and nine months ended July 31, 2000 were $2,088,210 and $6,386,399, respectively, compared to $1,376,548 and $2,206,547 for the same periods in 1999. The increase is due the consolidated operations of Ziner Limber and Harron Home Hardware in 2000 (See note 14).

Proforma selling, general and administrative for the three nine months ended in 1999, including Ziner Lumber and Harron Home Hardware, would be approximately $1,742,396 and $4,851,694 respectively. Increase in actual selling and administrative expenses for the three and nine months ended July 31, 2000 over proforma amounts for the same periods in 1999 is consistent with the increased volume of operations (See Lumber and Hardware Stores Sales).

Depreciation and amortization

In 1998, 1999 and 2000, the Company issued shares of common stock in exchange for services to be rendered over periods exceeding a year. A portion of these services were deferred and are being amortized over the term of the agreements. Amortization of consulting agreements for the three months ended July 31, 2000 and 1999 was $85,833 and $43,767, respectively. Amortization of consulting agreements for the nine months ended July 31, 2000 and 1999 was $359,999 and $118,799 respectively.

Depreciation for the three months ended July 31, 2000 and 1999 was $160,012 and $44,377, respectively. For the nine months in 2000 and 1999, depreciation was $406,537 and $64,041, respectively. Depreciation in 2000 relates to the assets acquired from John Ziner Lumber Limited and Harron Home Hardware (See note 14).

Amortization of goodwill and intangible assets for the three and nine months ended July 31, 2000 was $140,514 and $321,473, compared to $17,599 and $67,167 for the same periods in 1999. The increase was due to goodwill and intangible assets resulting from the acquisition of the assets of John Ziner Lumber Limited and Harron Home Hardware (See note 14). Amortization of goodwill from the restaurant operations for the three months and nine months ended July 31, 2000 and 1999 is included in income from discontinued operations (See Income from Discontinued Operations).

Other Income and (Charges)

Interest expense for the three months ended July 31, 2000 and 1999 was $680,919 and $364,398 respectively. For the nine months ended July 31, 2000 and 1999, interest expense was $1,737,205 and $545,441, respectively. The increase in 2000 is due primarily to interest on debt incurred in connection with the acquisitions of the assets of John Ziner Lumber Limited and Harron Home Hardware (See note 14).

Discontinued Operations

Licensing fees

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s The Seafood Place) primarily in South Florida
(Dade and Broward counties). On that date, the Company licensed its operations of the restaurants to an independent operator.

On June 30, 2000, the Company sold its Cami s license to CamFam, Inc., who was operating the restaurants, for $1,330,000 (See note
14). The Company continued to receive licensing fees from CamFam through date of sale. Licensing fees for the three and nine months ended July 31, 2000 were $29,853 and $215,703 respectively. For the three and nine months in 1999, licensing fees were $82,183 and $276,444 respectively. Licensing fees, net of related expenses, are reported as income from discontinued operations in the accompanying statement of operations.

During the quarter ended July 31, 2000, the Company recorded a gain on sale of its Cami s Seafood and Pasta license of $1,130,833 (See note 14). This gain is reported as income from discontinued operations in the accompanying statement of operations.

During the quarter ended January 31, 1999 the Company wrote off the carrying value of its fixed assets and intangible assets related to its restaurant operations, resulting in a charge to income from discontinued operations of $130,463.

Capital Expenditures and Depreciation

During the quarter ended July 31, 2000 the Company had capital expenditures of approximately $220,480.

Financing

The Company s line of credit facility with GMAC (formerly BNY Financial Corporation - Canada) was increased during the quarter from $40 million Canadian Dollars to $58 million Canadian Dollars. The Company borrowed money from this facility to finance the acquisition of Harron (See note 14). The Company will use this facility to finance the pending acquisitions (See Note 16).




















































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