Form 10-K
period 2000-10-31
VALUE HOLDINGS INC
filed 2001-02-22
CIK 804191

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON DC 20549

                           FORM 10-K

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934.

            For the Fiscal Year Ended: October 31, 2000

                  Commission File No. 0-15076

                       VALUE HOLDINGS, INC.
           (Exact Name of Registrant as Specified in its Charter)

         Florida                   59-2388734
(State or Other Jurisdiction of    (IRS Employer
Incorporation or Organization)     Identification
                                    No)

   2307 Douglas Road, Suite 400, Miami FL            33145
 (Address of Principal Executive Office)          (Zip Code)

                         (305) 447-8801
          (Registrants Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

          Common Stock, Par Value $.0001 per share
                       (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 13, 2001 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,828,517

Number of shares outstanding as of February 13, 2001:  160,056,464



PART I

Item 1.   Business

We were initially incorporated as a Delaware corporation in 1986, but reincorporated in the state of Florida in 1993.

On August 30, 1991, we, through newly-formed subsidiaries, purchased the assets and operations of Seashells, Inc. and its subsidiaries (the Seashells Assets). Seashells was organized as a Florida corporation in June 1986 with a view towards operating a chain of seafood restaurants in South Florida offering quality seafood products at reasonable prices in a family style setting. The name of the restaurants was changed to Cami s Seafood and Pasta and in 1995 the day-to-day operations of the restaurants were turned over to a third party management company, Camfam, Inc. (formerly known as Family Steakhouses of Miami). We received a license fee based upon gross sales of the restaurants. On June 30, 2000 we sold our entire interest in Cami s Seafood and Pasta to Camfam, Inc., the third party operator. We decided to sell our interest in Cami s in order to focus on the lumber and building material distribution business. Cami s had become a non-core asset representing less than 1% of revenues.

In February 1993, our shareholders approved the re-incorporation of the Company from the State of Delaware to the State of Florida. A merger to effect the reincorporation was completed on March 11, 1993.

In the fall of 1994 the Company retained a financial consultant to advise it on the management and viability of the Company. As a result of the consultant s advice, the Company decided to restructure and change direction by becoming a holding company that would acquire independent businesses with solid market niches.

In 1996 we acquired an interest in Forest Hill Capital Corporation, a Canadian company that operated a chain of retail optical stores across Canada. In 1998 we wrote off the investment due to the closing of all the stores.

On February 25, 1999 Value Holdings, Inc., through its wholly owned subsidiary corporation, Network Forest Products Limited, acquired substantially all of the assets of John Ziner Lumber Limited, an Ontario corporation. John Ziner Lumber Limited is involved in the distribution and remanufacturing of lumber. Since then we have acquired three other lumber businesses.

On June 30, 2000, we sold all our remaining interest in Cami s
Seafood and Pasta to Camfam, Inc., the unrelated third-party management company that was operating the restaurants.




Network Forest Products

On February 25, 1999, the Company, through a wholly owned subsidiary, Network Forest Products, acquired substantially all the assets of John Ziner Lumber Limited, an Ontario corporation, for $ 14,331,473. Financing for the transaction was provided by BNY Financial Corporation- Canada, a subsidiary of the Bank of New York. Value holdings has provided a guarantee to BNY Financial Corporation - Canada securing the indebtedness of Network Forest Products. BNY has since become GMAC Commercial Credit -- Canada.

Value Holdings owns all of the issued and outstanding Class A common shares, the only shares with voting rights, of Network Forest Products. Robert Ziner, formerly an executive with John Ziner Lumber, and Chairman and former president of Network Forest Products and Value Holdings, is the beneficial owner of 3,416,335 Series B Special shares of Network Forest Products, held by 1341125 Ontario Limited, which have no voting rights, but which are exchangeable for 341,633,500 common shares of Value Holdings. They are also redeemable by Network at $1 Canadian dollar per share. Additionally, 5,253,147 Network Forest Products' Series A Preferred shares were issued to John Ziner Lumber Limited as part of the purchase price. The Series A Preferred shares are redeemable by Network for $1 Canadian dollar per share plus any declared unpaid dividends thereon, and bear cumulative dividend at the rate of 5% per annum calculated annually and payable semi-annually.

LUMBER OPERATIONS

The acquisition of the Ziner assets made Network one of the three largest wholesale distribution operations in Ontario based on sales; selling lumber and building materials in Ontario, the United States and the Caribbean. Network is the largest supplier to southern Ontario's major general contractors and concrete forming contractors. Through its acquisition of John Ziner Lumber Limited, Network also sells its products into the United States and Caribbean market either directly or through wholesale distributors located in Toronto, Ontario and Quebec City, Quebec.

Network is one of the top three suppliers of cut-to-size wood products in Ontario to major industrial users such as wooden packaging (pallets,crates, boxes) operations.

Approximately 60% of our sales were to the United States and about 40% are in Canada. Subsequent to the end of the fiscal year, we discontinued sales to the United States. Due to falling lumber prices and exchange rate fluctuations sales to the United States were no longer profitable. Instead we are concentrating our sales efforts on the Canadian market. The Canadian economy remains strong with growth estimated by the Bank of Canada to be 4% per year compared to 2% to 2.5% in the United States, as estimated by the Federal Reserve. Additionally, more sales to Canada will keep transportation costs lower and lower our foreign currency risk. We expect that this decision will decrease revenues but increase earnings.

LUMBER REMANUFACTURING

Network Forest manufactures lumber by cutting mill dimensions into smaller pieces of higher grade and value. The remanufacturing operation plays a very significant role in the Company s business, especially with respect to increasing margins. The Company is planning to construct a 25,000 square foot facility to increase its remanufacturing production. Construction of the facility has not yet begun pending funding and negotiation of strategic alliances.

LUMBER DISTRIBUTION

Network Forest Products is also a distributor of lumber and building materials. This involves the handling, storage, sorting and shipping of lumber and building materials to construction and industrial users in Canada and the United States.

The fluctuation in the price of lumber throughout the year may cause Network s annual dollar sales volume to increase or decrease based solely on these fluctuations.

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

On January 12, 2000 Network announced the addition of four new sales people who make up the Industrial Trade Division. This Division concentrates on selling wood products to the crating, packaging, remanufacturing, pallet and bed frame segments of the industry.

HARRON HARDWARE AND BUILDING SUPPLIES

On February 3, 2000 Network Forest Products purchased 100% of the outstanding shares of 471372 Ontario Limited which was doing business as Harron Home Hardware ( Harron ) for $6.8 million. Harron is a wholesale distributor of lumber and is located in Moorefield, Ontario. Harron also sells hardware and building supplies. Prior to the acquisition Harron was a dealer for Home Hardware, a Canadian hardware retailer. Upon acquisition by Network Forest Products, Harron canceled its dealership arrangement with Home Hardware and entered into new agreements with Castle Building Centers and Weber Supply. At that time it changed its name to Harron Hardware and Building Supplies.

Harron has been recognized as the number 2 retailer affiliated with Castle Building Centres and was ranked number 52 of the top 100 hardware retailers in Canada. The rankings were published in the May 2000 issue of Hardware Merchandising Magazine.

CUTLER FOREST PRODUCTS AND SEABRIGHT WOOD FRABRICATORS LIMITED

On June 30, 2000 Network Forest Products, a subsidiary of Value Holdings, Inc. purchased all of the assets of Cutler Forest Products and 100% of the shares of Seabright Wood Fabricators, located in Mississauga, Ontario. Cutler and Seabright had common ownership with each other.

     Consideration for the transaction was $10,572,000. $2,557,000 of the purchase price was allocated to the satisfaction of outstanding debts consisting primarily of a line of credit with Toronto-Dominion Bank. The purchase price was provided by Network Forest Products credit facility with GMAC Credit Corporation (formerly BNY Financial Corporation -- Canada) which was increased from $26 million to $38 million.

     Cutler Forest Products primary business is the wholesale supply of sheet and cut to size composite wood products including melamine, particle board, medium density fiberboard and hardwood plywood. Cutler provides both wood and materials for their customer's manufacturing operations, and also provides both fully and partially manufactured product. Cutler will box, bar code and package as specified by the customer or ship product in bulk for refinishing and final assembly. Cutler also distributes a laminate called Nevamar. They are one of two distributors of this product in Ontario.

     Seabright is a component manufacturer. Virtually of Seabright s sales are to Cutler.

     Together Cutler s and Seabright s business encompasses the following areas:
     (i) The wholesale distribution of sheet and cut-to-size composite wood products;
     (ii) manufacturing of subcomponents for other wood manufacturers;
     (iii)     manufacturing of finished products
          (a)  kitchen cupboards
          (b)  bathroom vanities and
          (c)  shredder boxes
     (iv) distribution of Nevamar (a high pressure laminate used in countertops and other surfaces); and
     (v)  a supplier to major building material retailers

     Cutler has approximately 1,500 customers with four customers accounting for 20% of sales. Cutler's four largest customers are:
Home Depot, Ontario Store Fixtures, Revy Home Centres (Lansing) and
Ace Hardware.

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

Collective Bargaining Agreement

Network is party to a Collective Agreement between it and the Teamsters Local Union No. 230 which is affiliated with the International Brotherhood of Teamsters. The agreement is for a two year term which ended March 17, 2000. The agreement has recently been renegotiated and renewed for an additional two years. The agreement covers all employees of Network except foremen, those above the rank of foremen, office and sales staff, and those employed on a part-time basis. Union membership is required of all other full time employees. The Agreement contains a grievance procedure which could subject Network to arbitration proceedings in accordance with the Labour Relations Act (Ontario) should a dispute with an employee not otherwise be resolved.

During the term of the Agreement the parties have agreed that there will be no strikes and no lock-outs. The Agreement also covers other aspects such as benefits, wage rates, paid holidays and vacations.


SUPPLIERS

We are not dependent upon any one supplier. Should any supplier no longer be able to supply us with product, there are several other suppliers who can replace them.

We had a total of 294 employees as of the year end. There were 277 full time employees and 17 part-time employees. These employees work for Value Holdings and its subsidiaries.

Subsequent to the year end in conjunction with the elimination of sales to the our US distributor, we discontinued the night shift at our Toronto lumber operation. This resulted in the elimination of 21 employee positions.

CAMI S SEAFOOD AND PASTA RESTAURANT

In 1991 we purchased the assets of Seashells restaurants, a budget seafood restaurant chain located in South Florida. The restaurants subsequently changed their name to Cami s Seafood and Pasta. Since 1995, we have licensed the restaurants to Camfam, Inc. which ran the restaurants and paid us a fee of approximately 3% of gross revenue. However, on June 30, 2000 we sold all the Cami s assets to Camfam for $1.3 million. As part of the sale we held a note from Camfam for $180,000 bearing an interest rate of 15% per annum. That note was paid in full on December 31, 2000. We no longer have any connection to the restaurants. We decided to divest ourselves of the restaurants as revenue from the restaurants amounted to less than 1% of our gross revenue and it had become a non-core business, unrelated to our lumber and building material distribution business.


Item 2.   Properties.

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

Value Holdings maintains executive offices at 2307 Douglas Road,
Suite 400, Miami, Florida. The office is maintained by the Company s chief financial officer.

Harron owns two parcels of land located on Maudsely Street in Mooresfield, Ontario. These parcels include a retail store, lumber yard and a storage building.

Cutler Forest Products and Seabright Wood Fabricators operate out of two leased buildings located in Mississagua, Ontario, near
Toronto. These buildings comprise approximately 90,000 square feet. Cutler and Seabright have lease obligations on this property through 2003.

Item 3.   Legal Proceedings.

We are currently involved in the following litigation:

     Value Holdings v. Rachlin, Cohen & Holtz. (Case No. 98-11413, Miami-Dade County, Florida) We are suing our former auditors on various legal theories related to their resignation prior to completion of their audit of our financial statements for the fiscal year ended February 29, 1996.

     Network Forest Products v. Clinton Yourth and Kinfonetics Technology Inc. (Case No. 00-CU-190067 Toronto, Canada). We are suing the company that was developing and was to install an accounting and inventory control system for our Network Forest Products Ltd., subsidiary. The Defendant has asserted a counterclaim against us for work allegedly done for the company. The company is aggressively pursuing this claim and vigorously defending the counterclaim.






Item 4.   Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of securities holders during our fourth quarter.


Item 5.   Market For Registrant s Common Equity and Related
Stockholder Matters

Our Common Stock is currently traded in the over-the-counter market. The Company s Common Stock was traded on the NASDAQ Small Cap market from November 20, 1992 until August 9, 1996 when the stock of the Company was removed therefrom. The following table sets forth the high and low bid quotations for the Common Stock for the last two fiscal years. These over-the-counter market quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Common Stock                                      High   Low
-------------                                     ----   ---
November 1, 1997 - January 31, 1998               $.02   $.005
February 1, 1998 - April 30, 1996                 $.03   $.005
May 1, 1998 - July 31, 1998                       $.0625 $.001
August 1, 1998 - October 31, 1998                 $.01   $.001
November 1, 1998 - January 31, 1999               $.01   $.005
February 1, 1999 - April 30, 1999                 $.08   $.005
May 1, 1999 - July 31, 1999                       $.15   $.04
August 1, 1999 - October 31, 1999                 $.22   $.125
November 1, 1999 - January 31, 2000               $.225  $.09
February 1, 2000 - April 30, 2000                 $.74   $.18
May 1, 2000 - July 31, 2000                       $.42   $.20
August 1, 2000 - October 31, 2000                 $.24   $.11
November 1, 2000 - January 31, 2001               $.14   $.075

On February 13, 2001, the closing bid price of the Common Stock as quoted on the OTC Bulletin Board was $0.08.

Due to the Company s financial condition and inability to file its 10-K on time for Fiscal 1996 the Company was delisted from the NASDAQ Small Cap Market.

As of October 31, 2000, the Common Stock was held by approximately 1,500 stockholders of record. The Company believes that the number of beneficial owners of the Company s Common Stock is in excess of 5,000 individuals.

The Company has never declared any cash dividend on its shares of Common Stock. The Board of Directors may declare dividends on its Common Stock from time to time, although it does not at present have any intention to do so.

The Company is obligated to pay dividends of $0.10 per share on its outstanding shares of Series A Preferred Stock.
As of October 31, 2000, 20 Market Makers were actively posting bid and ask prices for the Company s common shares on the OTC Bulletin Board.


Item 6.   Selected Financial Data

The table set forth below is a comparison of selected financial data for our last five fiscal years. Until 1997 our fiscal year ended on the last day of February. However, in order to align with a significant unconsolidated subsidiary, we changed our fiscal year end to October 31. Thus, we have reported a transition period from March 1, 1997 through October 31, 1997 and have had a fiscal year end of October 31 since then.


            1996(for   1997(for   1997(for   1998(for    1999(1)
            the fiscal the fiscal the fiscal the fiscal
            year ended year ended year ended year ended
            Feb 29,    Feb 28,    Oct 31,    Oct 31,
            1996)      1997)      1997)      1998)
            --------- ---------- ---------- ---------- -----------
Revenue     1,683,606  1,631,827   338,666     149,329  45,711,611
Net Income
 (Loss)    (1,704,169)(1,976,584)1,018,815  (2,896,745)    743,365
Earnings
 Per share       (.07)      (.03)      .01        (.05)        .01
Total Assets  251,937  3,684,251 3,553,862     750,886  24,428,015
Long-Term
Obligations 1,037,875    287,874   287,875   1,037,874   1,349,305


                2000(2)
             -----------
Revenue      114,210,782

Net Income
 (Loss)        1,960,566
Earnings
 Per share           .01

Total Assets
Long-Term     47,414,337
Obligations      384,445


(1) In February 1999 we acquired the assets of John Ziner Lumber Limited. The revenues reflected are those derived from the lumber operations from the date of acquisition through the end of the fiscal year. Net income for 1999 has been restated to account for the issuance of shares for consulting agreements. Licensing fee revenue is not reflected in this number as the assets relating to the licensing agreement associated with the Cami s Seafood and Pasta restaurants were sold in June 2000 (see Item 1 Business.).
(2) The revenue figure for Fiscal 2000 does not include licensing fees as the license agreement and related assets were sold in June 2000 (see Item 1 Business.).


Item 7.   Management Discussion and Analysis and Results of
Operations

Lumber Sales

On February 25, 1999, the Company, through a wholly owned subsidiary, acquired substantially all the assets of John Ziner Lumber Limited, an Ontario company involved in the distribution and remanufacturing of lumber. The Company intends to use the acquired assets in the same type of business.

On January 19, 2000, the company, through a wholly owned subsidiary, acquired 471372 Ontario Limited D/B/A/ Harron Home
Hardware & Building Supplies and 8979137 Ontario Limited, a holding Company. Both companies are Canadian Corporations. Harron's operations consisted of sales of hardware and lumber to both retail and contractors.

On June 30, 2000, the Company, through a wholly owned subsidiary, acquired Cutler Forest Products, a Canadian partnership that was in the panel and wood products wholesale industry; and acquired
Seabright Wood Fabricators, a Canadian Corporation that manufactures wood product components.

For the year ended October 31, 2000 lumber sales were $114,210,782, compared to $45,711,611 for the year ended in 1999 and $0 for the year ended in 1998. Proforma sales for the years ended October 31, 2000, 1999 and 1998, respectively, taking into consideration the lumber operations as if the acquisitions had taken place at the beginning of each year, would be $132,764,053, $91,154,026, and $55,333,245. The increase in sales is due to acquisitions, increasing demand and more aggressive selling efforts.

COSTS AND EXPENSES

Cost of sales - Lumber

Cost of sales of lumber for the years ended October 31, 2000, 1999 and 1998, respectively, were $97,355,443 or 85% of sales, $39,417,806 or 86% of sales and $0. Cost of sales of lumber for the years ended in 2000, 1999 and 1998, on a pro-forma basis, taking into consideration the lumber operation as if the acquisition had taken place at the beginning of each year, would be $112,482,077 or 85% of sales, $76,107,716 or 83% of sales, and $48,735,019 or 88%
of sales respectively.




Selling, General and Administrative

Selling, general and administrative expenses for the years ended October 31, 2000 were $12,628,712 compared to $4,544,848 for the year ended in 1999 and $340,062 for the year ended in 1998. The increase was due to the expenses of the lumber operations acquired in 2000 and 1999. Proforma selling, general and administrative expenses for the years ended October 31, 2000, 1999 and 1998, taking into consideration the lumber operation as if acquired at the beginning of each year would be $15,042,758, $10,306,225, and $8,203,059 respectively. The increase of 2000 over 1999 would be consistent with the increase in sales. Additionally, expenses for 1999 have been restated to reflect a charge of $250,000 related to certain consulting agreements effective in 1999 but which had not previously been expensed.

Depreciation and amortization

Depreciation for the years ended October 31, 2000, 1999 and 1998 was $369,827, $213,117 and $52,979. Increase in depreciation in 2000 over 1999 relates to the assets acquired from Harron, Cutler and Seabright. Increase in depreciation for the year 1999 over 1998 relates to the assets acquired from John Ziner Lumber Limited. Depreciation for 1998, which related to the assets remaining from the Restaurant operations have been reclassed to discontinued operations as this activity was disposed of in 2000 (See Income from Discontinued Operations below).

Amortization of intangible assets for the years ended October 31, 2000, 1999 and 1998 was $579,660, $396,715 and $0 respectively. The increase in 2000 over 1999 was due to the amortization of intangible assets resulting from the acquisition of Harron, Cutler and Seabright; the increase in 1999 over 1998 was due to the amortization of intangible assets resulting from the acquisition of John Ziner Lumber Limited. Amortization of intangible assets in 1998, which related to goodwill from Restaurant operations have been reclassed to discontinued operations as this activity was disposed of in 2000 (See Income from Discontinued Operations below).

Pro-forma depreciation and amortization for the years ending in 2000, 1999 and 1998, giving effect to the acquisitions at the beginning of each year would be $1,387,495, $1,399,462 and $1,145,592, respectively.

Interest expense

Interest expense for the years ended October 31, 2000, 1999 and 1998 was $2,752,599, $823,095 and $83,343 respectively. The increase in 2000 and 1999 was due primarily to interest on debt incurred in connection to the acquisitions.

Pro-forma interest expense for the years ended October 31, 2000, 1999 and 1998, giving effect to the acquisitions at the beginning of each year would be $3,431,294, $2,394,962 and $2,274,610 respectively. Increase in pro-forma interest for the year ending in 2000 over 1999 and 1998 would be consistent with the increase in volume of sales.


Other Income

Interest and other income

Interest and other income for the year ended October 31, 2000, 1999 and 1998 was $418,890, $419,377 and $11,173. For 2000 and 1999 it
consisted mainly of interest on accounts receivable and earned discounts from the Lumber operations, and interest on notes receivable. In 1998 interest income was $11,173, consisting on interest on note receivable from affiliate.

Other (Charges)

During the year ended October 31, 1999 the Company adjusted the carrying value of its investment in Forest Hill Capital Corporation(FHCC) to market based on the current trading prices of the stock in the Canadian Stock Exchange (See note 4). The write down resulted in a Charge to income of $1,758,094. Additionally, the Company established a reserve of $571,000 and corresponding charge to income in that same year for the balance of the investment in FHCC, based on the Company s estimate of recoverability of its investment.

Equity in losses of unconsolidated subsidiaries of $(210,728) for 1998, represented the equity in losses of Forest Hill Capital Corp, a Company that operated a chain of retail stores throughout Canada. The Company had a 28% interest in Forest Hill Capital Corp. (FHCC) at October 31, 1998 and accounted for its investment by the equity-method of accounting. On October 31, 1998 the Company wrote-off its investment in FHCC due to the closing of all the stores (See Other Charges).

Provision for income taxes

Provision for income taxes for the year ended October 31, 2000 of $48,652, represents income tax payable to the Canadian tax authorities on the combined net income of the lumber operations of $22,839, plus income tax payable on the U.S. operations net of benefit of net operating loss carry-forward. Provision for income taxes for the year ended October 31, 1999 of $85,659, represents income tax payable to the Canadian tax authorities on the combined net income of the lumber operation. For the year ended October 31, 1998 no provision or credit for income taxes have been provided for because realization of such income tax benefits was not reasonable assured. As of October 31, 2000 we had net operating loss carry forwards for income tax purposes of approximately $6,700,000 that expire at various years through 2011.

Income from Discontinued Operations

The Company received licensing fees on six restaurants under a licensing agreement that called for monthly licensing fees of ranging from 3% to 6% less an advertising allowance. On June 30, 2000, the Company sold its license to the Company that was operating the restaurants for $1,330,000. Net gain on the disposition of the license agreement was approximately $1,130,833. Operating results for discontinued operations for the years ended October 31, 2000, 1999 and 1998 are as follows:

                                2000         1999        1998
                             --------     --------     --------

  Licensing fee income      $ 215,703    $ 354,328    $ 348,434
  Administrative expenses      35,082       24,810       12,594
  Depreciation                   -0-          -0-        56,128
  Amortization                 85,000      170,000      198,946
  Interest                    160,667       25,908       25,908
                            ---------     --------     --------
  Operating income (loss)     (65,046)     133,610       54,858
  Income tax provision           -0-       (40,083)     (16,480)
                            ---------     --------     --------
  Net income (loss) from
   discontinued operations  $ (65,046)   $  93,527    $  38,378
                            =========    =========    =========


Capital Expenditures and Depreciation

During the year ended October 31, 2000 the Company acquired substantially all of the assets of Harron, Cutler and Seabright (See Item 1 above). During the year ended October 31, 1999 the Company acquired Substantially all of the assets of John Ziner Lumber (See Item 1 above).

Fixed assets acquired in these transactions amounted to:

                                     2000         1999
                                   -------      --------
      Harron Hardware          $   748,526         --
      Cutler                       258,435         --
      Seabright                  1,166,734         --
      Ziner Lumber                   --       $  869,062

Additionally, the Company acquired an additional $582,080 in property and equipment for the lumbers operation during fiscal
1999.

Liquidity and Capital Resources

The following table presents a summary of the Registrant s cash flows for the last three fiscal years:

                         Year ended    Year ended    Year Ended
                         October 31,   October 31,   October 31,
                            2000          1999          1998
                       ----------------------------------------
 Net cash provided
 (required) by
 operating activities  $(9,425,460) $(5,930,885)  $  (329,137)
 Net cash provided
 (used) by investing
 activities              (6,967,658)    (796,384)      (26,800)
 Net cash provided
 (used) by financing
 activities              16,569,232    6,423,148       335,475
 Currency exchange         (130,334)     335,965           -0-
                        -----------   ----------    ----------
 Net increase
 (decrease) in cash    $     45,780 $     31,844   $   (20,462)
                        ===========   ==========    ==========


The financial resources of the Registrant have been provided by cash flows from financing activities.

In fiscal year ended October 31, 2000 and 1999 the Registrant s operating activities generated a negative cash flow of $(9,425,460) and $(5,930,885), respectively, mainly due to the increase in accounts receivable and inventory from the lumber operations. In fiscal 1998, operating generated a negative cash flow of $(329,137), mainly due to the reduction in accrued expenses and other assets.

Net cash used by investing activities in fiscal years ended October 31, 2000, 1999 and 1998 was $(6,967,658), $(796,384) and $(26,800)
respectively. Cash used in fiscal 2000 was mainly for the acquisitions of Harron, Cutler and Seabright s assets and goodwill; cash used in 1999 was mainly for the acquisition of Ziner Lumber s assets and goodwill.

Net cash provided by financing activities in fiscal years ended in 2000, 1999 and 1998 was $16,569,232, $6,423,148 and $335,475,
respectively. In fiscal year ended October 31, 2000, net cash provided by financing activity was mainly from bank financing and the issuance of convertible debentures. In 1999, cash provided from financing activities was mainly from bank financing. In fiscal 1998, net cash provided by financing activities was from stockholders and related party loans.

The Registrant s current objective is to grow through the acquisition of other profitable businesses. The Company also plans to continue raising funds from private placements of its common stock.


Foreign Currency Adjustments
Our main operations and approximately 40% of our sales come from Canada. We purchase our inventory from Canadian suppliers and therefore deal mostly in Canadian dollars. During the year we had a foreign currency loss of $128,916. In fiscal 1999 we had a gain on foreign currency translation of $335,965. We do not use any derivative instruments or otherwise hedge against foreign currency fluctuations. We do not anticipate engaging in any foreign such hedging transactions in Fiscal 2001.

Fourth Quarter Adjustments

Due to the acquisitions made during the year, and in particular the acquisition of Cutler Forest Products and Seabright Wood Fabricators in the fourth quarter of fiscal 2000, and the continued decline in commodity lumber prices, we had to make significant fourth quarter adjustments to our general ledger. These adjustments were made in conjunction with the consolidation of the various accounting systems used by the acquired companies. Management is addressing these issues and has implemented new procedures and installed a new accounting software program.

Acquisitions

During the year we announced our intent to purchase ABS
Woodworking. At this time we are negotiating with the principals of ABS with respect to the completion of a Phase II environmental review of their property. We believe that completion of that review is necessary prior to completing the transaction. We have no obligation to go forward with the acquisition at this time.

2001 Lumber Sales

Subsequent to the end of the fiscal year, we discontinued sales to the distributor who sold our wholesale product in the U.S. Due to falling lumber prices and exchange rate fluctuations these sales to the United States were no longer profitable. Instead we are concentrating our sales efforts on the Canadian market. Our Canadian trading division continues to make sales into the United States (See Item 1. Business) The Canadian economy remains strong with growth expected to be 4% per year compared to 2% to 2.5% in the United States. We expect that this decision will decrease revenues but increase earnings.

Item 8.   Financial Statements and Supplementary Data.

     The financial statements are attached hereto on Pages F-1 through F-

Item 9.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

On January 24, 2000 we filed a report on Form 8-K notifying of our change in accounts. There were no disagreements with our prior accountants. The independent certified public accounting firm for the Company, Infante, Lago & Co., was dismissed due to the departure of Jesus Lago, the partner in charge of the Company's audit. The dismissal was necessary in order for the Company to retain Berkovits & Company, P.A., now known as Berkovits, Lago & Co., LLP, as the Company s independent certified public accountants in which Mr. Jesus Lago has become a partner. The dismissal became effective January 10, 2000.


PART II

Item 10.  Directors and Executive Officers of the Registrant.

As of February 15, 2001 the following people were the officers and directors of Value Holdings.

Name                     Age            Position

Robert Ziner             46             Chairman of the Board (1)

Lawrence Maker           54             CEO, President (2)

Ida Ovies                43             Chief Financial Officer

Alison Cohen             34             Secretary, Director

David Stone                             Director (3)

Tom Hazel                               Director (3)

John Balatinecz                         Director (3)


(1) Mr. Ziner became Chairman of the Board on January 1, 2001, when Lawrence Maker was name CEO and President of Value Holdings and Network Forest Products.

(2)  Mr. Maker became CEO and President of Value Holdings and
Network Forest Products on January 1, 2001.

(3) Appointed a director of Value Holdings on January 12, 2000.


Robert Ziner became Chairman of the Board on January 1, 2001. He was named President of the Company in February 1999. Prior to that time Mr. Ziner was an executive with John Ziner Lumber Limited responsible for all aspects of the business.

Mr. Maker is a chartered accountant by profession, however he has spent his working career in industry, primarily involved in supply chain management within the wholesale distribution industry. Mr. Maker left his post of vice president, marketing and procurement at Unisource Canada, Inc., a subsidiary of Georgia-Pacific Corporation, one of the world's leading manufacturers and distributors of building products and a leading producer of pulp and paper. Mr. Maker has experience in integrating acquired companies having integrated Adelco Supply into Unisource in 1997 and most recently integrating the logistics of Xerox brand paper businesses into Unisource. Mr. Maker has been a member of the Unisource Canada, Inc. Executive Committee and a driving force in articulating the company s future in e-commerce.

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


Dr. John Balatinecz is a Emeritus Professor of wood science and forest products and a member of the faculty at the University of Toronto. He holds a Ph.D. in wood science from the University of Toronto. Dr. Balatinecz has written more than 100 papers and is the holder of two patents dealing with the production of recycle composition paper flakeboard.. He was previously a member of the board of directors of Green Forest Lumber Corporation.

David Stone is an attorney practicing in Toronto in the areas of commercial litigation and corporate law. He is a member of the Ontario Bar and received his law degree from the University of Victoria. Mr. Stone is also an honors graduate of the Canadian Securities Institute. Mr. Stone is the brother-in- law of Value Holding s chairman Robert Ziner.

Tom P. Hazel is president of the Hazell Underwriting Group, an insurance firm in Midland, Ontario. A graduate of Waterloo College, Mr. Hazell has more than 35 years of business experience. Mr. Hazell is involved with a number of insurance industry groups and is the president of the Huronia Estate Planning Council and the past president of the Institute of Chartered Life Underwriters & Chartered Financial Consultants of Canada.

Item 11.  Executive Compensation

The following table sets forth certain information with respect to compensation for services paid by the Company for the past three fiscal years to or on behalf of the Company s executive officers who were executive officers at October 31, 2000.


Name       Annual Compensation  Long Term Compensation
And        -------------------  -----------------------
Prin
 Cipal                          Awards         Payouts
Position
-----------------------------------------------------------------
      Year Salary Bonus Other   Restric Securit LPTI    All other
                        Annual  ted     ies     Payouts Compensat
                        Compens Stocks  underly ($)     ion ($)
                        tion    Awards  ing
                        ($)             Options
                                        /SARS(#)
      ---- ------ ----- ------  ------- -------- ------ ---------
Robert
Ziner
Presi
 dent/2000 201,952
CEO(1)1999 175,000

Lyon
Wexler
COO (2)2000  61,707
1999 48,761

Ida
Ovies
CFO    2000  20,793
1999 16,175
1998   18,200

Alison
Cohen
Secret
 ary   2000  46,000
1999 22,000
       1998  38,675



(1) Mr. Ziner was president and CEO of Value Holdings and Network Forest Products during Fiscal 2000. He resigned as president and CEO on January 1, 2001 and assumed the role of Chairman of the Board of Value Holdings. Mr. Ziner originally joined the company upon the acquisition of the Ziner Lumber assets in February 1999. The compensation stated in the table is paid to Integrated Directions, an Ontario corporation of which Mr. Ziner is a beneficial owner.

(2) Mr. Wexler retired as the COO of Network Forest Products effective October 1, 2000. Mr. Wexler originally joined the company upon the acquisition of the Ziner Lumber assets in February 1999. The compensation stated in the table is paid to King Capital, an Ontario corporation of which Mr. Wexler is a beneficial owner.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth the number of shares of the Company s Common Stock beneficially owned as of October 31, 2000 by (i) the owners of more than five percent (5%) of the Company s Common Stock, (ii) the number of shares of Common Stock owned by each director and officer, and (iii) the number of shares of Common Stock owned by all officers and directors as a group:

Name and Address of       Number of Shares of       Percentage of
Beneficial Owner (1)         Common Stock           Common Stock
- -------------------       -------------------       -------------

Lawrence Maker                  2,000,000                  *

Robert Ziner (2)               25,000,000               15.6%

Lyon Wexler    (5)             12,200,000                7.6%

Alison Rosenberg Cohen (3)        790,000                0.005%

Ida Ovies (4)                      50,000                0.0003%

Tom Hazell                        350,000                0.0022%

David Stone                             0                0

John J. Balatinecz                      0                0

All Executive Officers and
Directors as a Group            28,190,000              17.4%

*Pursuant to Mr. Makers employment agreement, Mr. Maker is entitled to 2,000,000 shares of Value Holdings common stock. Those shares have not yet been issued to Mr. Maker. Upon issuance they would constitute approximately 1.1% of the total outstanding shares. This number additionally does not include 10,000,000 options for common shares to which Mr. Maker is entitled but which have not yet been issued.

(1) The address for all officers and directors of the Company is c/o Value Holdings, Inc., 2307 Douglas Road, Ste 400, Miami, Florida 33145.
(2) Mr. Ziner is a beneficial owner of 1341125 Ontario Limited which owns 3,416,335 Class B Shares of Network Forest Products Limited, a wholly owned subsidiary of the Company. Pursuant to an agreement between the Company and 1341125 Ontario Limited dated February 19, 1999, 1341125 Ontario Limited may exchange these Class B shares of Network Forest Products for not more than 341,633,500 common shares of the Company. 1341125 Ontario Limited has not exchanged any Class B shares for Common shares of the Company pursuant to this agreement.

(3) Includes 400,000 shares of Common Stock beneficially owned by Alison Rosenberg Cohen and 390,000 options to purchase shares of Common Stock which are immediately exercisable.

(4) Represents 50,000 options to purchase shares of Common Stock which are immediately exercisable.

(5) Lyon Wexler was the Chief Operating Officer of our subsidiary, Network Forest Products Limited. Robert Ziner, by agreement, has the right to vote the shares held by Mr. Wexler. Mr. Wexler retired from the company effective October 1, 2000.

Item 13.  Certain Relationships and Related Transactions.

During fiscal 1999, 12,650,971 shares of Common Stock were issued in connection with conversions of certain debts owed by the Company. One such debt was in the amount of $29,122 owed to Liberty Consulting Ltd. ( Liberty ), a shareholder of the Company. In connection with the conversion of such debt, the Company issued Liberty 832,057 shares of Common Stock. A debt of $218,000 representing unpaid dividends owed to Holograph Investment Corp. was converted to 6,228,571 shares of Common Stock. Holograph owns 750,000 shares of our Series A Preferred Stock, which is convertible to shares of common stock. Additionally, a debt of $195,662 representing accrued consulting fees owed to Gemini Integrated Financial Services Corp. ( Gemini ) was converted into 5,590,343 shares of Common Stock.

Renee Rosenberg and Jonathan Leinwand are shareholders of Gemini.
Mrs. Rosenberg is the mother of Alison Cohen, a director and secretary of the Company, and Mr. Leinwand is Mrs. Cohen s brother-in-law. Mr. Leinwand also acts as legal counsel to the Company. All the conversions were made on April 30, 1999.

Network leases its buildings and approximately 14 acres of land. Ten acres and the buildings are leased from an affiliated company partially owned by one of the shareholders. Four acres are leased from a third party. The lease is for a term of five years at a cost of $14,000 per month.

Network Forest Products, a wholly owned subsidiary, issued a note payable to John Ziner Lumber Limited, as part of the purchase price of the Ziner assets as noted above. The outstanding balance on this note is $552,621.

On August 10, 2000 we sold a convertible debenture to Roycap, Inc., and on October 11, 2000 we sold a convertible debenture to Capbanx Corp. Both debentures were for $1 million each. Pursuant thereto we have filed a registration statement with the Securities and Exchange Commission to register the common shares underlying the debentures. We have received comments back from the SEC and intend to refile an amended registration statement.

An additional convertible debenture for $450,000 was sold to Capbanx in January 2001. The securities underlying this debenture have not yet been registered.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  1. Financial Statements.

        (i) Report of Independent Certified Public Accountants;

       (ii) Consolidated Balance Sheets as of October 31, 2000

      (iii) Consolidated Statements of Operations for the year ended October 31, 2000, October 31,
            1999;

       (iv) Consolidated Statement of Stockholders Equity for the year ended October 31, 2000, October 31, 1999;

       (v) Consolidated Statements of Cash Flows for year ended
October 31, 2000, October 31, 1999;

       (vi) Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules.

            None.

        (b) Reports on Form 8-K

1. On September 6, 2000 we filed on Form 8-K disclosing the purchase of Cutler Forest Products and Seabright Wood Fabricators and attached the material purchase agreements thereto.
2. On October 24, 2000 we filed on Form 8-K providing the financial data required by Item 7 of the form as it related to our purchase of Cutler Forest Products and Seabright Wood Fabricators.


3.   Exhibits required by Item 601 of Regulation S-K

          3. Articles of Incorporation, as amended (Incorporated by reference to the Company's Form 8-K dated March
           19, 1993, filed with the Commission on March 22, 1993).

3.1 Bylaws of the Company, as amended (Incorporated by rerence to the Company s Form 10-K for the fiscal year ended February 28,
1993).


 10% Convertible Debenture (Incorporated by reference to the Company's Registration Statement on Form SB-2 as filed with the Commission on November 15, 2000, File No. 333-50250) (SB-2)

 Roycap Registration Rights Agreement (SB-2)

 Roycap General Security Agreement (SB-2)

 Warrant to Purchase 5,000,000 Shares of Common Stock (SB-2)

 Capbanx 10% Convertible Debenture (SB-2)

 Capbanx Registration Rights Agreement (SB-2)

 Capbanx General Security Agreement (SB-2)

10.1 Asset Purchase Agreement dated February 22, 1999 between
Network Forest Products, John Ziner Lumber Limited and Value
Holdings, Inc. (Incorporated by reference to the Company's Form 8-K filed March 4, 1999) (March 4, 1999 8-K)

10.2 Exchange Agreement dated February 22, 1999 between Robert
Ziner and Value Holdings, Inc. (March 4, 1999 8-K)

10.3 Guarantee dated February 22, 1999 by Value Holdings, Inc., in favor of BNY Financial Corporation -- Canada. (March 4, 1999 8-K)

10.4 Purchase Agreement between Network Forest Products and Harvey Harron, Sandra Lee Harron and Jeffrey Harron, as the shareholders of 471372 Ontario Limited d/b/a Harron Home Hardware (Incorporated by reference to the Company s Form 8-K filed February 23, 2000)

10.5 Asset Purchase Agreement dated February 11, 2000 between Value Holdings, 1392298 Ontario Limited, Cutler Forest Products Treefield Holdings Limited, A Corporation Incorporated Under The Laws Of The Province Of Ontario ( Treefield );Divadale Holdings Limited, Ruislip Holdings Inc., T.M.&C. Holdings Ltd., Victor Drevnig, Keith Withers, Peter Engel, and Richard Drevnig (Incorporated by reference to the Company s Form 8-K filed August 18, 2000 (August 18, 2000 8-K)

10.6 Share Purchase Agreement dated February 11, 2000 between Value Holdings, Inc., 1392298 Ontario Limited, Cutler Forest Products, Fred Cain, Treefield Holdings Limited, Divadale Holdings Limited, Ruislip Holdings Inc., T.M.&C. Holdings Ltd., Victor Drevnig, Keith Withers, Peter Engel, and Richard Drevnig. (August 18, 2000 8-K)

10.7 Amending Agreement dated August 10, 2000 between Value Holdings, Inc., 1392298 Ontario Limited, Cutler Forest Products, Fred Cain, Treefield Holdings Limited, Divadale Holdings Limited, Ruislip Holdings Inc., T.M.&C. Holdings Ltd., Victor Drevnig, Keith Withers, Peter Engel, and Richard Drevnig. (August 18, 2000 8-K)

10.8 Financial statements for Cutler Forest Products (incorporated by reference to the Company s Form 8-K/A filed October 24, 2000):

(i)Audited Consolidated Balance Sheet at December
31, 1999
(ii) Audited Consolidated Statement of Income for the year ended December 31, 1999 and unaudited Consolidated Statement of Income for the year ended December 31, 1998
          (iii) Audited Consolidated Statement of Partner s Equity for the year ended December 31, 1999
(iv) Audited Consolidated Statement of Cash Flows for the year ended December 31, 1999 and unaudited Consolidated Statement of Cash Flows for the year ended December 31,1998
(v)Summary of significant accounting policies and notes to consolidated financial statements

10.9 Financial statements for Seabright Wood Fabricators
(incorporated by reference to the Company's Form 8-K/A filed
October 24, 2000):

               (i)  Audited Balance Sheet at December 31, 1999
(ii) Audited Statement of Income and Retained Earnings for the year ended December 31, 1999 and unaudited Statement of Income for the year ended December 31,1998
(iii)Audited Statement of Cash Flows for the year ended December 31, 1999 and unaudited Statement of Cash Flows for the year ended December 31, 1998
(iv) Audited Schedule of Cost of Sales and General and Administrative Expenses for the year ended December 31,1999 and unaudited Schedule of Cost of Sales and General and Administrative Expenses for the year ended December 31, 1998
(v)Summary of significant accounting policies and notes to consolidated financial statements





























                          VALUE HOLDINGS, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999
































                         VALUE HOLDINGS, INC.
                             CONTENTS



                                                            PAGE



REPORT OF INDEPENDENT AUDITORS'                                 1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                  2

Statements of Operations                                        3

Statements of Stockholders' Equity                              4

Statements of Cash Flows                                     5 - 6

Notes to Consolidated Financial Statements                  7 - 23






























                                  -i-


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Value Holdings, Inc. and subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of Value Holdings, Inc. and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders equity and cash flows for the years ended October 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The statements of operations, stockholders equity, and cash flows of Value Holdings, Inc. and subsidiaries for the year ended October 31, 1998, were audited by other auditors whose report dated January 19, 1999, on those statements included an explanatory paragraph that described an uncertainty relating to the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Holdings, Inc. and subsidiaries at October 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended October 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company willcontinue as a going concern. As discussed in
Note 12 to the financial statements, the Company is currently in default of certain provisions under the revolving credit facility. The Company is negotiating with the financial institution in an effort to restructure the terms of the financial covenants or the credit facility. The Company received the confirmation from the financial institution which waived the events of default based on the financial statements for fiscal year ended October 31, 2000, and os of November 30, and December 31, 2000, and indicated that they have agreed to enter into good faith negotiations, in an effort to reset the financial covenants which will be acceptable to both parties. At this time, these negotiations have not been finalized and the Company has not cured the events of default, which raises substantial doubt about its ability to continue as a going concern. In the opinion of management, the Company will prevail in resolving the events of default and restructuring the terms of the credit facility. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 29, 2001














































                  VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                       October 31,    October 31,
                                         2000            1999
                                      -----------     -----------

                            ASSETS

CURRENT ASSETS
Cash                                 $     77,624   $      31,844
Marketable securities                     336,697         211,058
Accounts receivable, net of allowance
 for doubtful accounts of $1,098,936
 and $551,574 in 2000 and 1999,
 respectively                          12,875,097       9,600,213
Inventory                              18,087,741       6,952,896
Prepaid expenses and other assets         354,560         339,978
Income taxes receivable                   139,230           -0-
                                      -----------     -----------
   TOTAL CURRENT ASSETS                31,870,949      17,135,989
                                      -----------     -----------
PROPERTY AND EQUIPMENT, net of accumulated
 Depreciation of $475,587 and $217,152
 in 2000 and 1999, respectively         2,925,227       1,255,772
                                      -----------     -----------
OTHER ASSETS
Costs in excess of net assets of
 businesses acquired, net of
 accumulated amortization             10,003,763        5,446,987
Note receivable                        1,715,897          204,304
Note receivable affiliate                130,400          130,400
Deposit and other assets                 768,101          254,563
                                     -----------      -----------
   TOTAL OTHER ASSETS                 12,618,161        6,036,254
                                     -----------      -----------
   TOTAL ASSETS                    $  47,414,337   $   24,428,015
                                     ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued
  expenses                         $   8,698,549   $    4,612,107
 Note payable financial institutions  22,224,956       11,302,050
 Current portion long term debt        5,611,649          315,539
 Note payable-affiliate                  132,231          323,481
 Notes payable and advances
  from stockholders                       10,751          312,337
                                    ------------      -----------
   TOTAL CURRENT LIABILITIES          36,678,136       16,865,514

DEFERRED GAIN ON SALE                     86,251           86,251
DEFERRED INCOME TAXES                    131,631             -0-
LONG-TERM DEBT,INCLUDING CAPITALIZED
 LEASE OBLIGATIONS, NET OF CURRENT
 PORTION                                 384,445        1,349,305
CONVERTIBLE DEBENTURES                 2,000,000             -0-
                                     -----------       ----------
                                      39,280,463       18,301,070
                                     -----------       ----------
PREFERRED SECURITIES OF SUBSIDIARY     5,703,607        5,703,607
                                     -----------       ----------
                 LIABILITIES AND STOCKHOLDERS  EQUITY

STOCKHOLDERS EQUITY
Series A preferred stock, par value
 $.0001; 20,000,000 shares
 authorized; 750,000 issued and
 outstanding at October 31,
 1999 at liquidation value              750,000          750,000
Common stock, par value $.0001;
 900,000,000 shares authorized;
 issued and outstanding 158,956,464
 and 108,857,039 in 2000 and 1999,
 respectively                            15,895            10,885
Capital in excess of par             15,341,325        14,751,595
Accumulated deficit                 (13,438,057)      (15,206,535)
Accumulated comprehensive income       (126,896)          221,892
Deferred consulting agreement              -0-            (47,499)
Dividends on preferred stock           (112,000)          (57,000)
                                    -----------       -----------
TOTAL STOCKHOLDERS  EQUITY            2,430,267           423,338
TOTAL LIABILITIES AND STOCKHOLDERS  -----------       -----------
EQUITY                            $  47,414,337    $   24,428,015
                                    ===========       ===========



















The accompanying notes are an integral part of these financial statements
               VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years ended October 31,

                             2000            1999           1998
                         ----------     -----------    -----------
Sales, net            $ 114,210,782    $ 45,711,611     $
Cost of sales            97,355,443      39,417,806            -0-
                        -----------      ----------      ----------
Gross profit             16,855,339       6,293,805            -0-
                        -----------      ----------      ----------
Operating expenses
 Selling, general and
  administrative         12,628,712       4,544,848         340,062
  Depreciation              369,827         213,117            -0-
  Amortization,
   intangible assets        579,660         396,715            -0-
                        -----------      ----------      ----------
Total operating expenses 13,578,199       5,154,680         340,062
                        -----------      ----------      ----------
Operating income (loss)   3,277,140       1,139,125       (340,062)
                        -----------      ----------      ---------
Other income (expense)
 Interest and other
  income                    418,890         419,377          11,173
 Interest expense        (2,752,599)       (823,095)       (83,343)
 Provision for losses
  in affiliates                -0-             -0-        (571,000)
 Write down of investment
  in affiliate                 -0-             -0-      (1,758,094)
 Equity loss in unconsol.
  subsidiary                   -0-             -0-        (210,278)
                        ----------       ---------      ----------
Total other income      (2,333,709)       (403,718)     (2,611,542)
      (expenses)        ----------       ---------      ----------
Income (Loss) before
 discontinued operations   894,779         609,755      (2,935,124)

(Loss) income from license
 agreement, net of taxes   (65,046)        133,610          38,378
Gain on disposal of license
 agreement, net of tax   1,130,833            -0-             -0-
                        ----------      ----------       ---------
Total income from
 dsicontinued operations 1,065,787         133,610          38,378
                        ----------      ----------      ----------
Net income (loss)     $  1,960,566     $   743,365     $(2,896,746)
                       ===========      ==========      ==========
Earnings (loss) per common share
 Basic earnings       $        .01     $       .01    $      (.05)
                       ===========      ==========     ==========
 Diluted earnings     $        .01     $       .01    $         -
                       ===========      ==========     ===========
Average shares outstanding
 Basic                 158,048,006      100,892,590      63,030,642
 Diluted               205,473,090      109,152,090            -

The accompanying notes are an integral part of these financial statements.

















































                 VALUE HOLDINGS, INC, AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
               Common Stock   Preferred  Capital in  Accumulated
              Shares  Amount    Stock   Excess of Par  Deficit

              ------ -------  --------- ------------- ----------

Balance -
November 1,
 1997       56,806,068 $ 5,680 $ 750,000 $13,859,016 $(12,747,379)

Issuance of
 common
 stock      35,500,000   3,550      -0-      351,450         -0-
Dividends
 accrued        -0-       -0-       -0-        -0-           -0-
Deferred
 consulting
 agreement      -0-       -0-       -0-        -0-           -0-
Net loss        -0-       -0-       -0-        -0-    (2,896,746)
         ----------- --------- --------- -----------  -----------
Balance -
October 31,
 1998     92,306,068  $  9,230   750,000 14,210,466  (15,644,125)
Issuance of
 common
 stock    16,550,971     1,655      -0-     541,129      218,000
Dividends
 accrued        -0-       -0-       -0-        -0-          -0-
Dividends
 paid           -0-      -0-        -0-        -0-      (87,775)
Foreign currency
 translation
 adjustment     -0-      -0-        -0-        -0-          -0-
Deferred
 consulting
 agreement      -0-      -0-        -0-        -0-          -0-
Net income, as
 restated       -0-      -0-        -0-        -0-       743,365
        ----------  -------  ---------  ----------- ------------
Balance -
 October 31,
 1999   108,857,039 $ 10,885 $ 750,000 $14,751,595 $(15,206,535)

Reconcile
 shares
 issued in
 prior
 year     (1,100,000)    (110)     -0-         110         -0-
Shares
 issued for
 services     50,000        5       -0-      7,495         -0-

Shares issued
 in connection
 with consulting
 agreement 50,000,000    5,000      -0-     245,000        -0-
Shares issued
 for acquisition
 -Cutler      862,069       86   252,844       -0-         -0-
Shares issued
 for acquisition
 -Seabright   287,356       29    84,281       -0-         -0-
Dividends
 accrued         -0-       -0-      -0-        -0-         -0-
Dividends
 paid            -0-       -0-      -0-        -0-     (192,088)
Foreign curreny
 translation
 adjustment      -0-       -0-      -0-        -0-         -0-
Unrealized losses
 on marketable
 securities      -0-       -0-      -0-        -0-         -0-
Deferred consulting
 agreement       -0-       -0-      -0-        -0-         -0-
Net income       -0-       -0-      -0-        -0-    1,960,566
          -----------   -------  -------- ---------- -----------
Balance -
 October 31,
 2000     158,956,464 $ 15,895 $ 750,000 $15,341,325 $(13,438,057)
         ============  =======  ========  ==========  ===========




The accompanying notes are an integral part of the financial statements.





















                  VALUE HOLDINGS, INC, AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

               Deferred    Dividends    Cummulative    Total
               Consulting  On Preferred Translation
               Agreements     Stock     Adjustment
               ----------  ------------ ------------- ----------
Balance -
November 1,
 1997          $  -0-     $ (125,000)  $    (3,372) $  1,738,945

Issuance of
 common
 stock            -0-           -0-           -0-        355,000
Dividends
 accrued          -0-         (75,000)        -0-        (75,000)
Deferred
 consulting
 agreement     (156,731)         -0-          -0-       (156,731)
Net loss           -0-           -0-          -0-     (2,896,746)
              ----------   ----------   -----------  -----------
Balance -
October 31,
 1998          (156,731)   $ (200,000) $    (3,372) $ (1,034,532)
Issuance of
 common
 stock             -0-        218,000         -0-        542,784
Dividends
 accrued           -0-       (162,775)        -0-       (162,775)
Dividends
 paid              -0-         87,775         -0-           -0-
Foreign currency
 translation
 adjustment        -0-           -0-       225,264       225,264
Deferred
 consulting
 agreement      109,232          -0-          -0-        109,232
Net income, as
 restated          -0-           -0-          -0-        743,365
             -----------  -----------  -----------  ------------
Balance -
 October 31,
 1999           (47,499)     (57,000)      221,892       423,338
Reconcile
 shares
 issued in
 prior
 year               -0-         -0-           -0-           -0-
Shares
 issued for
 services           -0-         -0-           -0-          7,500


Shares issued
 in connection
 with consulting
 agreement          -0-         -0-           -0-         250,000
Shares issued
 for acquisition
 -Cutler            -0-         -0-           -0-         252,930
Shares issued
 for acquisition
 -Seabright         -0-         -0-           -0-          84,310
Dividends
 accrued            -0-     (247,088)         -0-        (247,088)
Dividends
 paid               -0-      192,088          -0-            -0-
Foreign curreny
 translation
 adjustment         -0-         -0-        (208,978)     (208,978)
Unrealized losses
 on marketable
 securities         -0-         -0-        (139,810)     (139,810)
Deferred consulting
 agreement        47,499        -0-            -0-         47,499
Net income          -0-         -0-            -0-      1,960,566
              ----------  ----------    -----------    -----------
Balance -
 October 31,
 2000       $       -0-  $ (112,000)   $  (126,896)  $  2,430,267
             ==========   =========     ==========    ===========




The accompanying notes are an integral part of the financial statements.





















                   VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended October 31,

                               2000        1999         1998
                              ------      ------       ------
Cash flows from operating
 activities:
 Net income (loss)         $ 1,960,566 $  743,365  $(2,896,746)
 Adjustment to reconcile
  net income (loss) from
  operations to net cash
  (used in) operations:
   Write-off of fixed and
   intangible assets relating
   to licensing agreement         -0-     130,463        -0-
   Write-off investment
    unconsol. subsidiary          -0-       3,994        -0-
   Shares issued for services    7,500       -0-         -0-
   Gain on sale of licensing
    agreement               (1,145,833)      -0-         -0-
   Provision for doubtful
   accounts                    547,362    541,502        -0-
   Write down marketable
    securities                 144,488      3,259        -0-
   Write down obsolete
    inventory                     -0-      74,911        -0-
   Loss on disposition
    capital asset                 -0-       5,926        -0-
   Deferred income taxes       131,631     40,180        -0-
   Depreciation                369,827    213,117     52,979
   Amortization, intangible
    assets and goodwill        563,161    424,854    202,168
   Amortization consulting
    agreements                  47,499    179,232   (156,731)
   Equity in earnings of
    unconsol. subsidiary          -0-        -0-     210,278
   Write-down investment in
    equity-method Investee        -0-        -0-   1,758,094
   Provision for losses in
    affiliate                     -0-        -0-     571,000
   Expenses paid by issuance
    of common stock               -0-        -0-     355,000
 Changes in operating assets
  and liabilities
  (Increase) decrease in current
   assets:
    Accounts receivable     (3,822,246) (6,165,871)   (1,170)
    Marketable securities     (270,127)   (214,317)     -0-
    Inventory              (11,134,845) (3,257,510)     -0-
    Prepaid expenses and
     other assets             (716,653)   (242,481)  (10,835)

   Income taxes receivable    (139,230)       -0-       -0-
  Increase(decrease) in current
   liabilities:
    Accounts payable         4,031,440   1,690,034   (14,316)
    Accrued liabilities           -0-        1,609   (67,888)
    Other                         -0-     (103,152) (330,970)
                            ----------  ---------- ---------
Net cash used in operating
 activities                 (9,425,460) (5,930,885) (329,137)
                            ----------  ----------  --------
Cash flows from investing
 activities:
  Acquisition of property
   and equipment           (2,039,282)   (582,080)     -0-
  Sale of license agreement 1,330,000        -0-       -0-
  Goodwill acquired        (4,746,783)       -0-       -0-
  Increase in Notes
   Receivable              (1,511,593)   (204,304)     -0-
  Advances to related
   companies                     -0-      (10,000)  (26,800)
                           ----------   ---------  --------
Net cash used in financing
 activities                (6,967,658)   (794,384)  (26,800)
                          -----------   ---------  --------

Cash flows from financing
 activities:
 Proceeds from convertible
  debentures                2,000,000       -0-         -0-
 Proceeds (repayments)
  stockholders borrowings  (1,247,773)    (115,553)   58,518
  Proceeds from related
  party                          -0-          -0-    304,707
 Repayment of borrowings
  from affiliates            (191,250)        -0-       -0-
 Dividends paid              (192,088)     (87,775)     -0-
 Proceeds (payments) debt,
  net of currency exchange 16,200,343    6,626,476  (27,750)
                           ----------   ---------- --------
Net cash provided by
 financing activities      16,569,232    6,423,148  335,475
                           ----------   ---------- --------
Net increase (decrease)
 in cash prior to effect
 of exchange rate on cash     176,114     (304,121) (20,462)

Effect of exchange rate
 on cash                     (130,334)     335,965     -0-
                            ---------    --------- --------
Increase (decrease) in
 cash                          45,780       31,844   (20,462)
Cash at beginning of year      31,844         -0-     20,462
                            ---------    ---------  --------
Cash at end of year       $    77,624  $    31,844 $   -0-
                            =========    =========  ========

Supplemental disclosure of cash flow
 information:

Cash paid during the year
 for interest             $ 3,075,287 $  743,112   $  35,246
Cash paid for taxes            91,009       -0-         -0-

Non-cash investing and
 financing activities
 Stock issued for consulting
  services:
  Officer/stockholder/
   director               $      -0-   $  250,000  $ 355,000
  Other                         7,500        -0-        -0-
 Stock issued for dividends      -0-      218,000       -0-
 Stock issued for
  acquisitions                337,240        -0-        -0-
 Subsidiary stock issued for
  acquisition                    -0-    5,832,536       -0-
 Acquisitions of subsidiaries
  Liabilities assumed      (8,248,496) (7,626,758)      -0-
 Fair value of assets
  acquired                  8,248,496   7,626,758       -0-


The Company had no cash equivalents at October 31, 2000, 1999 and 1998.


The accompanying notes are an integral part of these financial statements.






















              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Value Holdings, Inc. (the Company ) and its Subsidiaries are in the business of acquiring businesses with the goal of building well-run independent subsidiaries with solid market niches. The Company is currently focusing on the acquisition and consolidation of industrial businesses that remanufacture wood and distribute lumber and general building materials. The Company conducted operations in both the U.S. and Canadian markets.

Until June 1, 1995, the Company operated a chain of seafood restaurants ( Cami s, the Seafood Place or Cami s ) primarily in South Florida (Dade and Broward Counties). On that date, the Company licensed the operations of the restaurants to an independent operator. On June 13, 2000, the license agreement for the operations of Cami's, the Seafood Place was sold which resulted in a gain from disposition (See Note 3).

At October 31, 1998, the Company had a 28% interest in Forest Hill Capital Corporation ( FHCC ). FHCC operated a chain of retail optical stores throughout Canada. The Company had been accounting for its investment in FHCC under the equity method of accounting for long-term investments (See Note 7). During October 1998, the Company wrote off its investment in Forest Hill Capital due to the closing of all its stores and the resultant loss was included in the statement of operations for the year ended October 31, 1998.

On February 25, 1999, Network Forest Products Limited ( Network ) a wholly owned Ontario subsidiary of the Company, acquired substantially all the assets of John Ziner Lumber Limited ( Ziner Lumber ), an Ontario corporation involved in the distribution of lumber and composite wood products and the remanufacturing of lumber (See Note 2).

On January 19, 2000, Network acquired 100% of the outstanding stock of Harron Home Hardware and Building Supplies ( Harron ), an
Ontario corporation that provides lumber and building products to the retail sector and to developers on a wholesale basis (See Note
2).

On June 30, 2000, Network acquired certain assets and assumed certain liabilities of Cutler Forest Products ( Cutler ), an Ontario corporation, involved in the wholesale distribution of sheet and cut to size composite wood products, and all the outstanding shares of Seabright Wood Fabricators ( Seabright ), an Ontario corporation, a manufacturer of composite wood products (See
Note 2). Cutler and Seabright were both under common control at the date of acquisition.

              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

Revenue Recognition Policy

Revenue is recognized upon shipment of lumber or related building materials to customers.

Inventory

Inventory is primarily composed of raw materials and is stated at the lower of cost or market, using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using the straight-line method.

Useful lives for property and equipment are as follows:
     Vehicles                           3 years
     Computer equipment                 3 years
     Plant equipment                3 - 5 years
     Buildings and improvements   10 - 12 years

The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from
        VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

the accounts, and the resulting gains or losses are reflected in income.

Costs in Excess of Net Assets of Business Acquired

Costs in excess of net assets of businesses acquired ( goodwill ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition. Such goodwill is being amortized on the straight-line method over 20 years. At October 31, 2000 and 1999, accumulated amortization was $540,315 and $928,850, respectively.

It is the Company's policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into consideration management's plans with regard to future operations and represent management's best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company s investment in the goodwill and other long-lived assets.

Acquisition Costs

Acquisition costs, primarily consisting of financing costs are being amortized on a straight-line basis over their estimated useful lives of 3 years, and are included in other assets.

Reclassification

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the current year presentation.

Concentration of Credit Risk

Financial instruments that can potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's trade receivables reflect a broad customer base in both the United States and Canada. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited. Sales to one United States customer exceeded 20% of total sales for the year ended October 31, 2000 (See Note 23).

            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

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

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at market value. Net unrealized gains and losses on marketable securities available-for-sale are credited or charged to Other Comprehensive Income (See Note 4)

Recent Accounting Pronouncements

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

NOTE 2.   BUSINESS ACQUISITIONS

On February 25, 1999, Value Holdings, Inc., through a wholly owned subsidiary, Network Forest Products Limited ("Network"), acquired substantially all the assets and operations of John Ziner Lumber Limited, an Ontario corporation. The acquisition was accounted for by the purchase method of accounting. The operations of the Company for the year ended October 31, 1999 include the operations of Ziner Lumber. The purchase price of this acquisition was
            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   BUSINESS ACQUISITIONS (CONTINUED)


$14,331,473 of which $5,355,837 was allocated to goodwill and is being amortized over 20 years. Payment for the acquisition included 2,247,589 Series B special shares and 3,456,018 series A preferred shares of stock in Network. The Series B special shares and Series A preferred shares are redeemable at the option of Network. The series B shares have no voting rights but are exchangeable for a certain number of common shares of stock of Value Holdings Inc., at the Company's option.

On January 19, 2000, Network completed the acquisition of 471372 Ontario Limited D/B/A Harron Home Hardware & Building Supplies ( Harron ) and 879137 Ontario Limited, a holding company ( Holdings ). Both companies are Canadian corporations. Harron's operations consisted of sales of hardware and lumber to the retail and contractor trades. The acquisitions, recorded under the purchase method of accounting, included the purchase of all the outstanding shares of common stock of Harron and Holdings at a combined purchase price of approximately $6,816,000. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of approximately $1,132,000 was recorded as goodwill and is being amortized over 20 years on a straight-line basis.

On June 30, 2000, 1392298 Ontario Limited, a wholly owned subsidiary of Network, completed the acquisition of Cutler Forest Products ( Cutler ), a Canadian partnership that was in the panel and wood products wholesale industry. The acquisition, recorded under the purchase method of accounting, included the purchase of all the assets and liabilities of Cutler at a purchase price of approximately $10,572,000 including 862,069 shares of the Company's stock valued at approximately $253,000 or approximately $0.29 per share. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of approximately $3,694,000 was recorded as goodwill and is being amortized over 20 years on a straight-line basis.

On June 30, 2000, 1392298 Ontario Limited, a wholly owned subsidiary of Network, completed the acquisition of Seabright Wood Fabricators Limited ("Seabright"), a Canadian corporation that manufactures wood product components. The acquisition was recorded using the purchase method of accounting, included the purchase of all the outstanding shares of common stock of Seabright for a purchase price of approximately $2,408,000 including 287,356 shares of the Company's stock valued at approximately $84,300 or approximately $0.29 per share. A portion of the purchase price has
            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   BUSINESS ACQUISITIONS (CONTINUED)
been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of approximately $1,056,000 was recorded as goodwill and is being amortized over 20 years on a straight-line basis.

The operating results of these acquired businesses have been included in the consolidated statements of operations from the dates of acquisition.

Summarized pro-forma results of operation for the years ended
October 31, 2000, 1999 and 1998, giving effect as if the transactions occurred on November 1, 1997, are presented as follows:

                         2000         1999          1998
                        ------       ------        ------
     Revenues       $132,764,053 $ 91,154,026  $ 55,333,245
     Net Income
      (loss)        $  1,901,394 $  1,161,969  $( 7,483,774)
     Earnings (loss)
      per share     $       0.01 $       0.01  $(      0.07)


NOTE 3.   DISCONTINUED OPERATIONS

On June 13, 2000, the Company sold the license agreement for the operations of Cami's to CamFam, Inc., an unrelated third party that was operating the restaurants, for $1,330,000. Proceeds from the sale were $1,150,000 in cash and a promissory note of $180,000.
The net gain on the disposition of Cami's license agreement was approximately $1,130,000. Operating results of the discontinued operations are as follows:
                               Year ended October 31,
                          2000         1999         1998
                         -----        ------       ------
Licensing fee income  $ 215,703    $  354,328   $  348,434

Income from discontinued
 operations before
 income taxes        $1,065,787    $  133,610   $   54,858

Income tax provision,
 net of tax benefits
 from utilization of
 loss carryforwa     $     -       $     -      $   16,480

Net (loss) income
 from discontinued
 operations         $1,065,787     $  133,610   $   38,378

            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   MARKETABLE SECURITIES
At October 31, 2000 and 1999, marketable equity securities held for current uses are classified as current assets. Accumulated net unrealized losses on marketable equity securities are charged to Other Comprehensive Income.

Marketable securities at October 31, 2000 and 1999 were as follows:

                       2000                     1999
            ------------------------  ---------------------------
            Market         Unrealized Market          Unrealized
            Value   Cost     Loss     Value    Cost      Gain
            ------ ------- ---------  ------- ------- ---------
Equity
securities $336,697 $476,507$(139,810) $211,058 $206,380 $4,678

No marketable securities were sold during the years ended October
31, 2000 and 1999.

NOTE 5.   ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of trade receivables from the lumber and wood composite sales. These receivables are collected in Canadian currency and are subject to fluctuations in the exchange rate. The Company does not use any hedging instruments (derivatives) and treats such fluctuations as an SFAS
No. 52 issue.

NOTE 6.   INVENTORIES

Inventories at October 31, 2000 and 1999 are summarized as follows:

                                      2000              1999
                                     ------            ------

Finished products                $ 17,846,448       $ 6,952,896
Raw materials and
 work-in-process                      241,293              -
                                  -----------         ---------
                                 $ 18,087,741       $ 6,952,896
                                  ===========        ==========









            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies at October 31, 1999 consisted of:

a) Forest Hill Capital Corporation                $   468,248
b) Virilite Neutracutical Corporation                  68,746
c) 660407 Alberta, Ltd.                                38,000
                                                    ---------
                                                      574,994
   Less: Provision for losses                     (   574,994)
                                                    ---------
                                             $             -
                                                    =========

At October 31, 1998 the Company had a 28% interest in Forest Hill Capital Corporation ( FHCC ), a company that operated a chain of retail optical stores throughout Canada. The Company had been accounting for its investment by the equity method of accounting. At February 28, 1997, the Company adjusted its investment in Forest Hill Capital Corporation to market based on the trading prices of the stock on the Canadian Exchange. After FHCC closed all its stores, the investment in FHCC was written off due to the uncertainty regarding the ultimate recovery of the investment.

Due to the uncertainty regarding the ultimate recovery of the Company's investments in affiliated companies, on October 31 1998, the Company established a loss reserve of $571,000 for these investments.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

The Company s property, plant and equipment at October 31, 2000 and 1999 consist of the following:

                                   2000                 1999
                                  ------               ------
Plant and equipment            $ 2,300,247        $ 1,295,636
Building and improvements          242,263               -
Computers                          165,760             47,057
Vehicles                           223,275             30,972
Leasehold improvements             469,539             99,259
                                 ---------          ---------
                                 3,401,084          1,472,924
Less accumulated depreciation      475,857            217,152
                                 ---------          ---------
      Total                    $ 2,925,227        $ 1,255,772
                                ==========         ==========


            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Depreciation expense for the years ended October 31, 2000, 1999 and 1998 amounted to $369,827, $213,117 and $52,979, respectively.
Depreciation expense includes the amortization of capital leases. During the quarter ending January 31, 1999, the Company wrote-off the net carrying value of restaurant fixed assets totaling $24,711.

Included in property, plant and equipment are the following assets held under capital leases:

                                  2000              1999
                                 ------            ------
Plant and equipment         $       -        $    483,325
Less accumulated
 amortization                       -              96,665
                              ---------        ----------
      Total                 $       -        $    386,660
                              =========        ==========

NOTE 9.   COSTS IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

It is the Company s policy, as discussed in Note 1, to evaluate periodically the recoverability of goodwill. On June 1, 1995, the Company entered into a licensing agreement effective as of June 1, 1995, whereby it licensed the operations of its restaurant facilities to an independent operator who is involved as a joint venture partner. Under the terms of the agreement the Company was to receive a monthly license fee ranging from 3% to 6% based upon monthly revenues of the restaurants ranging from $100,000 to over $200,000. The licensing agreement was for an initial term of five years, with an option on the part of the licensee to renew the agreement for an additional five years. As a result of this change in method of utilizing its restaurant facilities, the Company re-evaluated the recoverability of goodwill. Such goodwill was evaluated based upon management's estimate of the amount of licensing fees reasonably expected to be received over the initial term of the licensing agreement. This agreement was renewed on March 1, 1997 and was to expire on March 1, 2002. The licensing agreement was sold to an unrelated third party on June 13, 2000.

On February 25, 1999, the Company through a wholly owned subsidiary purchased the assets and operations of Ziner Lumber (See Note 2).
The resulting acquisition created goodwill in the amount of $5,355,837 and is being amortized over 20 years.

On January 19, 2000, Network completed the acquisition of Harron
(See Note 2). The resulting acquisition created goodwill in the amount of approximately $1,132,000 and is being amortized over 20 years.

             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   COSTS IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)
(CONTINUED)

On June 30, 2000, 1392298 Ontario Limited, a wholly owned subsidiary of Network completed the acquisition of Cutler (See Note
2). The resulting acquisition created goodwill in the amount of approximately $3,694,000 and is being amortized over 20 years.

On June 30, 2000, 1392298 Ontario Limited, a wholly owned subsidiary of Network completed the acquisition of Seabright (See
Note 2). The resulting acquisition created goodwill in the amount of approximately $1,056,000 and is being amortized over 20 years.

Amortization of goodwill was $343,080, $387,484 and $170,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

NOTE 10.  NOTES RECEIVABLE

Notes receivable includes advances made to an unrelated Ontario, Corporation, 1299126 Ontario, Inc. 1299126 Ontario, Inc., owned by an unrelated third party developer, is a holding company created for the purpose of accepting cash advances made by the Company in connection with a tentative arrangement for the construction and development of five residential real estate projects. The cash advances, which approximated $ 1,581,000 including accrued interest at October 31, 2000 are included in notes receivable in the accompanying balance sheet at October 31, 2000. These advances bear interest at a rate of 12%, and are collateralized by a security agreement dated September 1, 2000. In connection with making the advances, and as part of the security agreement, the Company has required 1299126 Ontario, Inc. to secure any present and future advances whether direct or indirect, primary or secondary, fixed or contingent, sole, joint or several, now existing or arising thereafter, including any additional monies advanced. Since 1299126 Ontario, Inc. is owned by the developer and the accounting for the real estate projects are maintained by the project, the Company, as further security for the advances, required that the president of 1299126 Ontario, Inc. and the individual projects enter into a trust agreement for the benefit of 1299126 Ontario, Inc. Such trust agreement specifies that the trustee, in this case the individual projects which have been incorporated pursuant to the laws of the Province of Ontario, agree that it will not transfer, sell, assign, convey, encumber or otherwise deal with the subject projects in any manner unless and until it has received the consent of 1299126 Ontario, Inc. The Company also had mortgage receivables on various properties, approximating $375,000 that are now part of the notes receivable balance, that have expired but have not been formally discharged.



             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  NOTES RECEIVABLE

Sales of lumber and related materials to this developer approximated $300,000 and $86,000, during the years ended October
31, 2000 and 1999, respectively, and are included in accounts receivable.

NOTE 11.  DEPOSITS AND OTHER ASSETS

At October 31, 2000 and 1999 deposits and other assets consisted of the following:
                                  2000           1999
                                 ------         ------
Deferred financing costs      $ 959,065      $ 195,996
Deposits                           -           102,152
                               --------       --------
                                959,065        298,148
Accumulated amortization       (190,964)       (43,585)
                               --------       --------
                              $ 768,101      $ 254,563
                               ========       ========

NOTE 12.  NOTE PAYABLE, TO FINANCIAL INSTITUTION

Note payable to financial institution consists of a revolving credit facility that provides for a maximum line of credit of $50,000,000 Canadian (or approximately $32,760,000 US at October 31, 2000), which includes both direct loans and letters of credit.

Availability under the facility is based on a formula of eligible accounts receivable and inventory. Direct borrowings bear interest at the Canadian prime rate plus 1.25% (8.75% at October 31, 2000). Borrowings under the terms of the facility are collateralized by all the current and future assets of Network and its subsidiaries and a $75,000,000 Canadian (approximately $49,140,000 US) debenture by Network and each of its subsidiaries. The facility is guaranteed by the company and expires on July 15, 2003.

The facility contains financial covenants, including but not limited to, tangible net worth, working capital ratio and fixed charge coverage ratio. Network is required to pay a fee of .25% per annum on the unused portion of the total facility and certain other administrative costs.

The Company is currently in default of certain provisions under their revoilving credit facility. The Company has entered into negotiations ith the financial institution in an effort to restructure the terms of the financial covenants or the credit facility. The Company received the confirmation from the financial institution which waived the events of default based on the financial statements for fiscal year ended October 31, 2000, and os
           VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  NOTE PAYABLE, TO FINANCIAL INSTITUTION (CONTINUED)

of November 30, and December 31, 2000, and indicated that they have agreed to enter into good faith negotiations, in an effort to reset the financial covenants which will be acceptable to both parties. At this time, these negotiations have not been finalized and the Company has not cured the events of default, which raises substantial doubt about its ability to continue as a going concern. In the opinion of management, the Company will prevail in resolving the events of default and restructuring the terms of the credit facility.At this time, the Company has not cured the events of default nor have they finalized renegotiating the terms and conditions of their credit facility, which raises substantial doubt about its ability to continue as a going concern.

At October 31, 2000 letters of credit amounting to $393,000 were outstanding. At October 31, 2000, approximately $917,000 was available under the terms of this facility.


NOTE 13.  NOTES PAYABLE AND ADVANCES FROM STOCKHOLDERS

Notes payable and advances from stockholders at October 31, 2000 and 1999 consist of:
                                    2000            1999
                                   ------          ------
Advances from stockholders    $    10,751      $   21,742
Notes payable to various
 stockholders; interest at
 12% in 1999, unsecured (a)           -           290,595
                                ---------        --------
                              $    10,751      $  312,337
                                =========        ========

(a) During the year ended October 31, 2000 the Company repaid these notes plus accrued interest of approximately $423,000 from the proceeds from the sale of the license agreements.














             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  LONG-TERM DEBT

Long-term debt at October 31, 2000, and 1999 consist of the following:

                                      2000          1999
                                    -------       --------
Term loan from financial
institution, bears interest
at prime plus 2.25%.  monthly
payments of $150,000 (Canadian),
plus interest, matures June 30,
2001                            $ 5,463,104  $    300,781

Note payable to Ziner Lumber
(See Notes 2 and 6) bears
interest at 15%, monthly
payments of $16,667 (Canadian)
plus interest for 60 months,
collateralized by the assets
of Network                           502,301      658,312

Notes payable, stockholders             -         287,875

Various - with interest rates
ranging from 3.9% to 10.75% per
annum, payable in varying amounts
and expiring at various times
through October 2003, secured
by certain equipment                 30,689             -

Obligation under capital leases -
monthly payments of $20,381
(Canadian) to December 1, 2002,
collateralized by the related
equipment                               -          417,876
                                  ----------     ---------
                                   5,996,094     1,664,844
Less current portion               5,611,649       315,539
                                  ----------     ---------
Total long term debt             $   384,445   $ 1,349,305
                                  ==========     =========








             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  LONG-TERM DEBT (CONTINUED)

Annual maturities of long-term debt at October 31, 2000 and for each of the succeeding five years are summarized as follows:

          Year Ending October 31:

           2001               $ 5,611,649
           2002                   139,828
           2003                   135,432
           2004                   109,185
           Total              $ 5,996,094

NOTE 15.  CONVERTIBLE DEBENTURES

In August and October 2000 the Company received the proceeds of $2,000,000 by issuing two convertible debentures in the amount of $1,000,000. The debentures are payable two years from the date of issuance or August 10, 2002 and October 11, 2002, respectively, and bear interest at 10% per annum, payable quarterly. The debentures are convertible into common stock at the lower of $0.14 per share or 85% of the average closing bid price of the stock for the five lowest of the twenty two consecutive trading days immediately prior to the trading day on which written notice of the exercise of the conversion right is transmitted. The conversion privilege cannot be utilized prior to the date which is 90 days from when the SEC registration statement becomes effective (which registers the securities underlying the conversion feature). The registration has not become effective, therefore the value of the beneficial interest conversion feature cannot be measured at October 31, 2000.




















             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  CONVERTIBLE DEBENTURES (CONTINUED)

In addition, warrants were issued to one debenture holder to purchase 5,000,000 shares of common stock at $0.14 per share. This warrant expires two years from the issue date or October 10, 2002. This debenture holder was also provided with a warrant to purchase an additional $1,000,000, 10% debenture that includes warrants to purchase 250,000 shares of common stock at $0.14 per share. This warrant to purchase an additional debenture expires 30 days after the date the registration statement becomes effective.

In January 2001, the Company received proceeds of $450,000 from the issuance of a convertible debenture. The debenture is payable on February 1, 2003 and bears interest at 10% per annum payable quarterly. The debenture is convertible into the Company's common stock at the lower of $0.05 per share or 85% of the average closing bid price of the stock for the five lowest of the twenty-two consecutive trading days immediately preceding the trading day on which written notice of the exercise of the conversion right is transmitted. The conversion privilege cannot be utilized prior to the date on which the registration statement registering the securities underlying the debentures is declared effective by the SEC. A registration statement with regard to this debenture and the securities underlying it has not been filed with the SEC. The debt associated with this debenture has not been reflected in the accompanying balance sheet as of October 31, 2000.


NOTE 16.  LEASE COMMITMENTS

The Company has operating leases covering trucks, buildings, and the use of land. These leases run from 24 to 60 months. There are no renewal options for these leases. The lease for the building is from a related party.

Future minimum lease payments under operating leases at October 31, 2000 are as follows:

               2001      $     909,127
               2002            839,965
               2003            826,659
               2004            704,682
               2005            461,931
                         $   3,742,364







             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  RELATED PARTY TRANSACTIONS

The Company has a note payable to Capbanx Corporation of $132,231 and $323,481 at October 31, 2000 and 1999, respectively. Capbanx is related to a Director of the Company. The note bears interest at 15% and was due on December 15, 2000. The note was repaid in January 2001.

Network Forest Products Limited, a wholly-owned subsidiary of the Company issued a note payable to John Ziner Lumber Limited, as part of the purchase price of the acquisition. At October 31, 2000 and 1999 the balance of this obligation was $502,301 and $658,312, respectively. The note bears interest at 15% and requires monthly payments over a 60 month term. Interest paid on this obligation approximated $88,000 and $67,000 during the 2000 and 1999, respectively. Additionally, the Company leases a building from a company that is owned by the Ziner family.

Acquisition costs of $196,000 in connection with the purchase of Ziner Lumber were paid to a related party during 1999. This related party also received approximately $200,000 and $117,000 for management fees during 2000 and 1999, respectively.

Rent paid to a company owned by certain officers of Network's subsidiary totaled approximately $117,500 and -0- in 2000 and 1999, respectively.

At October 31, 2000, 1999 and 1998, the Company had accrued consulting fees in the amounts of $-0-, $-0- and $136,278, respectively, due to Gemini Integrated Financial Services Corp. which is an entity owned by the former President of the Company.

During 2000, the Company issued 50,000,000 common shares to various related parties in connection with a consulting agreement entered into in 1999 as part of the acquisition of Ziner.
















             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  INCOME TAXES

The income tax provision for operations in 2000 and 1999 consist of the following:

                     2000             1999            1998
                   -------          -------         -------
Current:
Federal        $    25,813       $      -         $      -
State                 -                 -                -
Foreign             58,050           86,839              -
Loss
 carryforward         -                -            (16,480)
                ----------        ---------         -------
                    83,863           86,839         (16,480)
Deferred:
 Foreign          (35,211)           38,813            -
                ---------         ---------         -------
              $    48,652        $  125,652       $ (16,480)
                ==========        =========        ========

The Company s effective tax rate on income (loss) differs from the statutory federal tax rate as follows:

                             2000         1999        1998
                            ------       ------      ------
Statutory federal
tax rate                     34.0%       34.0%       34.0%
State taxes, net of
federal benefit               3.6         3.6         3.6
Other net                     1.2        12.6          -
Loss carryforward        (   36.4)   (   37.6)   (   37.6)
                            -----      ------      ------
Effective tax rate            2.4%       12.6%          -%
                            =====      ======      ======
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 2000 and 1999 consisted of the following:

                                         2000          1999
                                       -------       -------
 Deferred tax assets (liabilities)
 Net operating loss carryfowards    $ 2,388,787  $ 3,400,000
 Other                                   (3,378)         -
 Property basis differences            (217,040)         -
                                     ----------   ----------
 Sub total                            2,168,369     3,400,000
 Less: Valuation allowane            (2,300,000)   (3,400,000)
                                     ----------    ----------
 Total net deferred tax liabilities $  (131,631)  $      -
                                     ==========    ==========
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18.  INCOME TAXES (CONTINUED)

At October 31, 2000 the Company had net operating loss carry forwards for income tax purposes of approximately $6,700,000 that expire at various years to 2011.

NOTE 19.  EARNINGS PER SHARE

Earnings per share for the years ended October 31, 2000, 1999 and 1998 were calculated as follows:

                       Income        Shares       Per-Share
For the Year Ended  (Numerator)   (Denominator)    Amount
 October 31, 2000

Income before effect
of preferred stock
 dividend           $ 1,960,566        -
Less: Preferred
stock dividend       (  247,088)       -
                    -----------
Basic EPS             1,713,478    158,048,006   $    0.01
                                                  ========
Income available to
common stockholders

Effects of Dilutive Securities
Warrants                 -          11,717,792
Convertible debentures   -          33,707,792
Convertible preferred
 stock                   -           1,999,500
                     ----------    -----------
Diluted EPS
Income available to
common stockholders
and assumed
conversions         $ 1,713,478   205,473,090     $    0.01
                     ==========   ===========      ========

                       Income        Shares       Per-Share
For the Year Ended  (Numerator)   (Denominator)    Amount
 October 31, 1999

Income before effect
of preferred stock
dividend            $   743,365          -
Less: Preferred
stock dividend      (   162,775)         -
                     ----------

             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  EARNINGS PER SHARE (CONTINUED)

Basic EPS               580,590    100,892,590    $    0.01

Income available to
common stockholders

Effects of Dilutive Securities
Warrants                  -         6,260,000
Convertible
preferred stock           -         1,999,500
                    ----------   ------------
Diluted EPS
Income available to
common stockholders
and assumed
conversions        $   580,590    109,152,590     $    0.01
                     =========   ============      ========

                       Income        Shares       Per-Share
For the Year Ended  (Numerator)   (Denominator)    Amount
 October 31, 1998


Loss before effect
of preferred stock
dividend           $(2,896,746)         -
Less: Preferred
stock dividend       (  75,000)         -
                    ----------     -----------
Basic EPS
Loss to common
stockholders       $(2,971,746)     63,030,642    $   (0.05)
                    ==========     ===========      =======

For the year ended October 31, 1998 the effects of common stock equivalents were anti-dilutive and therefore have not been presented.

NOTE 20.  COMMON STOCK, WARRANTS AND STOCK OPTIONS

Warrants Outstanding

In connection with consulting agreements entered into in February 1993 and February 1994, the Company issued warrants to purchase a total of 250,000 shares of common stock at a price of $.75 per share, exercisable until February 1998 and February 1999. The warrants that were exercisable in February 1998 and 1999 expired.



             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.  COMMON STOCK, WARRANTS AND STOCK OPTIONS (CONTINUED)

In addition, in connection with a bonus plan for the Company's former president, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share. The warrant, which was exercisable until February 1999, expired.

During the year ended February 28, 1995, the Company issued warrants to purchase an aggregate of 910,000 shares of common stock in connection with various loans made to the Company, including 140,000 shares to the Company's former president. These warrants are exercisable for a period of five years at an exercise price of $0.1875 per share.

On February 23, 1995, the Company issued warrants to several groups to purchase an aggregate of 5,350,000 shares of common stock, exercisable for five years at an exercise price of $.25 per share:

     Service warrants                           3,750,000
     Service warrants to stockholder              500,000
     Directors' warrants                          500,000
     Employee warrants                            350,000
     Other warrants including 200,000 to a former
        president                                 250,000
                                                ---------
                                                5,350,000
                                                ---------
Stock Option Plan

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


NOTE 21.  PREFERRED STOCK

On July 29, 1994, the stockholders approved an amendment to the Articles of Incorporation that provides, among other things, that the authorized capital stock is to consist of 20,000,000 shares of preferred-series A stock having a par value of $.0001 per share and 180,000,000 shares of common stock having a par value of $.0001 per share. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series, and to establish, from time to time, the number of shares to be issued in each series and to determine and fix the designations, powers, preferences and rights of the shares of each such series.
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21.  PREFERRED STOCK (CONTINUED)

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

As of October 31, 2000 and 1999, dividends were in arrears on the preferred stock amounting to approximately $112,000 and $57,000, respectively.

NOTE 22.  LITIGATION

The Company was involved in a lawsuit filed in June 1994 in the Circuit Court for Dade County, Florida in which the plaintiff alleged that the Company's wholly-owned subsidiary, Cami Restaurant Corp. and certain indirect wholly-owned subsidiary corporations of the Company breached a certain agreement for and failed to make payments on a promissory note given in connection with the purchase of certain assets by Cami Restaurant Corp. in 1991. The plaintiff sought damages in excess of $4,600,000 interest and attorney's fees, as well as an order declaring the purchase of assets void. This case was settled in June 1997 for $75,000 and the transfer of 300,000 shares of restricted stock of the Company. The 300,000 shares of restricted stock were cancelled in June of 1998 and were reissued on November 27, 1998.

The Company was also involved in a claim for breach of lease against Cami Restaurant Corporation and for breach of guarantee against the Company. Cami Restaurant Corp. and the Company had filed counterclaims, and the case was settled for $15,000 and 500,000 shares of stock in 1998.

The Company is subject to certain litigations, which arise, in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.




             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23.  SUBSEQUENT EVENTS

Subsequent to year end, Network ceased selling to its United States lumber export division. Export sales to the United States approximated $56,000,000 in 2000, or approximately 49% of the sales reported in the accompanying statements of operations for the year ended October 31, 2000. This decision was due to eroding profit margins on the type of lumber being exported to the United States.

Subsequent to year end the Company entered into a five year employment agreement with the current President of the Company, as defined. The agreement stipulates an annual salary approximating $150,000, plus a bonus incentive of up to 80% of the base salary as determined by calculations and financial objectives described in the employment agreement. The agreement also granted the option to purchase up to 10,000,000 common shares of the Company at an exercise price of $0.08 per share for a period of five years from the grant date.

NOTE 24.  PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for the year ended October 31, 1999 have been restated to correct an error in connection with a consulting agreement that was entered into in 1999. The Company did not recognize a liability incurred for services rendered. The effect of the restatement was to decrease net income for the year ended October 31, 1999 by $250,000. The tax effect of the restatement was not calculated because it was not deemed significant.