Form 10-Q
period 2001-01-31
VALUE HOLDINGS INC
filed 2001-03-20
CIK 804191

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended              January 31, 2001


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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 158,956,464 Shares as of
                        January 31, 2001



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

         Consolidated Balance Sheet for January 31, 2001 and
          October 31, 2000.....................................3

         Consolidated Statement of Operations for the three
          months ended January 31, 2001 and 2000...............4

         Consolidated Statement of Cash Flows for the three
          months ended January 31, 2001 and 2000...............5

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


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................21

         SIGNATURES...........................................22




















           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                             ASSETS                    (Audited)
                                         January 31,   October 31,
                                            2001          2000
                                         ----------    ----------
CURRENT ASSETS
Cash                                    $    31,284   $    77,624
Marketable securities                       345,431       336,697
Accounts receivable trade,
 net of doubtful accounts of
 $1,035,721 and $1,098,936
 at Jan. 31, 2001 and 2000               10,260,355    12,875,097
Inventory                                18,283,079    18,087,741
Prepaid expenses and other assets           415,291       354,560
Income taxes receivable                     147,781       139,230
                                         ----------    ----------
   TOTAL CURRENT ASSETS                  29,483,221    31,870,949
                                         ----------    ----------
PROPERTY AND EQUIPMENT, NET               2,837,942     2,925,227
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                10,026,706    10,003,763
NOTES RECEIVABLE                          1,453,881     1,715,897
NOTES RECEIVABLE AFFILIATE                  130,400       130,400
DEPOSITS AND OTHER ASSETS                   726,973       768,101
                                        -----------    ----------
     TOTAL ASSETS                       $44,659,123  $ 47,414,337
                                        ===========    ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable bank and other           $22,984,323  $ 22,224,956
 Current portion of long-term debt        5,247,696     5,611,649
 Note payable affiliate                     133,049       132,231
 Note payable stockholders and directors      1,751        10,751
 Accounts payable and accrued expenses    7,159,816     8,698,549
                                        -----------   -----------
   TOTAL CURRENT LIABILITIES             35,526,635    36,678,136
                                        -----------   -----------
LONG-TERM DEBT, NET OF CURRENT PORTION      476,757       384,445
DEFERRED GAIN                                86,251        86,251
DEFERRED INCOME TAXES                        39,250       131,631
CONVERTIBLE DEBENTURES                    2,450,000     2,000,000
                                        -----------   -----------
TOTAL LIABILITIES                        38,578,893    39,280,463
                                        -----------   -----------
PREFERRED SECURITIES OF SUBSIDIARY        5,703,607     5,703,607
                                        -----------   -----------
STOCKHOLDERS' EQUITY
Series A preferred stock, par value
 $.0001; 900,000,000 shares authorized;
 750,000 issued and outstanding at
 liquidation value                         750,000        750,000
Common stock, par value $.0001;
 900,000,000 shares authorized,
 158,956,464 issued and outstanding         15,895         15,895
Capital in excess of par                15,341,324     15,341,325
Accumulated deficit                    (15,669,869)   (13,438,057)
Accumulated comprehensive income           (12,856)      (126,896)
Dividends                                  (47,872)      (112,000)
                                       -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                 376,622      2,430,267
                                       -----------    -----------
TOTAL LIABILITIES AND EQUITY          $ 44,659,122  $  47,414,337
                                       ===========    ===========









































See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended
                                  January 31,    January 31,
                                     2001           2000
                                  ----------     -----------

 SALES                          $ 16,204,151    $ 24,439,453

 COST OF SALES                    13,809,847      20,074,426
                                 -----------     -----------
 GROSS MARGIN                      2,394,304       4,365,027
                                 -----------     -----------
 OPERATING EXPENSES
  Bad debt reserve                     4,509          17,122
  Selling, general and
   administrative                  3,361,079       1,696,322
  Depreciation                       204,653         123,279
  Amortization, intangible assets    221,919          83,765
  Amortization, consulting agreem       -0-           86,666
                                 -----------     -----------
                                   3,792,160       2,007,154
                                 -----------     -----------
 INCOME (LOSS) BEFORE OTHER
  CAHRGES                         (1,397,856)      2,357,873
                                 -----------     -----------
 OTHER (CHARGES) AND INCOME
  Interest income                     52,325           4,252
  Interest expense                  (774,281)       (441,354)
                                 -----------     -----------
                                    (721,956)       (437,102)
                                 -----------     -----------
 INCOME (LOSS) FROM CONTINUED
  OPERATIONS                      (2,119,812)      1,920,771
 DISCONTINUED OPERATIONS
  Net income from licensing
   agreement                            -0-           29,020
                                 ----------       ----------
 NET INCOME (LOSS)               (2,119,812)       1,949,791
 OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation      114,040          (31,415)
                                 ----------       ----------
 COMPREHENSIVE INCOME (LOSS)   $ (2,005,772)    $  1,918,376
                                 ==========       ==========
 Net Income (Loss) Per Share
 Basic earnings per share      $      (0.02)    $       0.02
 Diluted earnings per share    $      (0.01)            0.02

Outstanding shares for EPS Computation
 Basic                           158,956,464      107,757,039
 Diluted                         215,381,548      116,016,539

See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                   January 31,      January 31,
                                      2001              2000
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $  (2,119,812)     $  1,949,791
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Depreciation                       204,653         123,279
   Amortization, goodwill and
   intnagible assets                  221,919         126,265
   Amortization consulting agreements    -0-           86,666
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities             (8,734)           (402)
     Accounts receivable            2,610,233      (2,564,127)
     Inventory                       (195,338)     (7,212,610)
     Deferred income taxes             (8,851)           -0-
     Prepaid exp. and other assets     41,166          18,290
    Increase (decrease) in
     Accounts payable and accrued
      expenses                     (1,532,483)     (1,399,563)
     Deferred income taxes            (92,381)           -0-
     Other                             41,128         102,152
Net cash used in operating         ----------      ----------
 activities                          (838,500)     (8,770,259)
                                   ----------      ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (117,368)       (150,445)
 Intangible assets                    (42,652)           -0-
Net cash provided by (used in)      ---------      ----------
 investing activities                (160,020)       (150,445)
                                    ---------      ----------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              450,000            -0-
 Repayment stockholder borrrowings     (9,000)        (44,201)
 Proceeds notes payable affiliate         818            -0-
 Dividends paid                       (54,122)           -0-
 Proceeds from note receivable        135,000            -0-
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                             487,726       9,030,495
Net cash provided by (used in)     ----------      ----------
 financing activities               1,010,422       8,986,294
                                   ----------      ----------
Effect of currency exchange           (58,242)        (94,596)
                                    ---------       ---------
Increase (Decrease) in Cash           (46,340)        (29,006)
Cash and Cash Equivalents Beginning    77,624          31,844
                                    ---------       ---------
Cash and Cash Equivalents Ending  $    31,284     $     2,838
                                    =========       =========

















































See accompanying notes.
              VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying statements do not include certain footnotes and financial presentation normally required under generally accepted accounting principles, and therefore should be read in conjunction with the audited consolidated statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Useful lives for property and equipment are as follows:

     Vehicles                           3 years
     Computer equipment                 3 years
     Plant equipment                3 - 5 years
     Buildings and improvements   10 - 12 years

The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and the resulting gains or losses are reflected in income.

Costs in Excess of Net Assets of Business Acquired

Costs in excess of net assets of businesses acquired ( goodwill ) represents the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition. Such goodwill is being amortized on the straight-line method over 20 years. At January 31, 2001 and October 31, 2000, accumulated amortization was $679,214 and $540,315 respectively.

It is the Company's policy to evaluate the recoverability of goodwill and other intangible and long-lived assets on a periodic basis, based primarily on estimated future net cash flows generated by the assets giving rise to the goodwill, intangibles and other long-lived assets, and the estimated recoverable values of these assets. Such estimated future net cash flows take into
            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

consideration management's plans with regard to future operations and represent management's best estimate of expected future results. In the opinion of management, the results of the projected future operations are considered adequate to recover the Company's investment in the goodwill and other long-lived assets.

Acquisition Costs

Acquisition costs, primarily consisting of financing costs are being amortized on a straight-line basis over their estimated useful lives of 3 years, and are included in other assets.

Concentration of Credit Risk

Financial instruments that can potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's trade receivables reflect a broad customer base. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited. Sales to one United States customer exceeded 20% of total sales for the year ended October 31, 2000.


Fair Value of Financial Instruments

The fair value of long-term debt is based on current rates at which the company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

Translation of Foreign Currency

The accounts of the Company s Canadian subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52 ( Foreign Currency Translation ), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operation are translated using the average exchange rates prevailing throughout the period. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in stockholders' equity. Realized gains and losses from foreign







            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

currency translations are included in other comprehensive income for the period. Fluctuations arising from intercompany transactions that are of a long-term nature are accumulated as cumulative translation adjustments.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at market value. Net unrealized gains and losses on marketable securities available-for-sale are credited or charged to Other Comprehensive Income.

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

On January 19, 2000, Network completed the acquisition of 471372 Ontario Limited D/B/A Harron Home Hardware & Building Supplies
( Harron ) and 879137 Ontario Limited, a holding company (Holdings). Both companies are Canadian corporations. Harron's operations consisted of sales of hardware and lumber to the retail and contractor trades. The acquisitions, recorded under the purchase method of accounting, included the purchase of all the



            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   BUSINESS ACQUISITIONS (CONTINUED)


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









            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   BUSINESS ACQUISITIONS (CONTINUED)

Summarized pro-forma results of operation for the quarter ended
January 31, 2000, giving effect as if the transactions occurred on November 1, 1999, are presented as follows:


     Revenues                            $ 41,009,731
     Net Income                             3,086,300
     Earnings (loss)
      per share                                   .03


NOTE 3.   DISCONTINUED OPERATIONS

On June 13, 2000, the Company sold the license agreement for the operations of Cami's to CamFam, Inc., an unrelated third party that was operating the restaurants, for $1,330,000. Proceeds from the sale were $1,150,000 in cash and a promissory note of $180,000.
The net gain on the disposition of Cami's license agreement was approximately $1,130,000. This gain was reported in the third quarter of 2000.

NOTE 4.  NOTES RECEIVABLE

Notes receivable includes advances made to an unrelated Ontario, Corporation, 1299126 Ontario, Inc., owned by an unrelated third party developer, is a holding company created for the purpose of accepting cash advances made by the Company in connection with a tentative arrangement for the construction and development of five residential real estate projects. The cash advances, which approximated $ 1,581,000 including accrued interest at January 31, 2001 and October 31, 2000 are included in notes receivable in the accompanying balance sheets at such dates. These advances bear interest at a rate of 12%, and are collateralized by a security agreement dated September 1, 2000. In connection with making the advances, and as part of the security agreement, the Company has required 1299126 Ontario, Inc. to secure any present and future advances whether direct or indirect, primary or secondary, fixed or contingent, sole, joint or several, now existing or arising thereafter, including any additional monies advanced. Since 1299126 Ontario, Inc. is owned by the developer and the accounting for the real estate projects are maintained by the project, the Company, as further security for the advances, required that the president of 1299126 Ontario, Inc. and the individual projects enter into a trust agreement for the benefit of 1299126 Ontario, Inc. Such trust agreement specifies that the trustee, in this case the individual projects which have been incorporated pursuant to the laws of the Province of Ontario, agree that it will not transfer, sell, assign, convey, encumber or
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  NOTES RECEIVABLE (CONTINUED)

otherwise deal with the subject projects in any manner unless and until it has received the consent of 1299126 Ontario, Inc. The Company also had mortgage receivables on various properties, approximating $375,000 that are now part of the notes receivable balance, that have expired but have not been formally discharged.

NOTE 5.  NOTE PAYABLE, TO FINANCIAL INSTITUTION

Note payable to financial institution consists of a revolving credit facility that provides for a maximum line of credit of $50,0000,000 Canadian (or approximately $33,262,000 US at January 31, 2001), which includes both direct loans and letters of credit.

Availability under the facility is based on a formula of eligible accounts receivable and inventory. Direct borrowings bear interest at the Canadian prime rate plus 1.25% (8.75% at January 31, 2001). Borrowings under the terms of the facility are collateralized by all the current and future assets of Network and its subsidiaries and a $75,000,000 Canadian (approximately $49,894,000 US) debenture by Network and each of its subsidiaries. The facility is guaranteed by the company and expires on July 15, 2003.

The facility contains financial covenants, including but not limited to, tangible net worth, working capital ratio and fixed charge coverage ratio. Network is required to pay a fee of .25% per annum on the unused portion of the total facility and certain other administrative costs.

At January 31, 2001 and October 31, 2000 Network did not meet certain of the financial covenants required under the terms of the facility. The Company has entered into negotiations with the financial institution in an effort to restructure the terms of the financial covenants or the credit facility. The Company received the confirmation from the financial institution which waived the events of default based on the financial statements for fiscal year ended October 31, 2000, and as of November and December 31, 2000, and indicated that they have agreed to enter in good faith negotiations, in an effort to reset the financial covenants which will be acceptable to both parties. At this time these negotiations have not been finalized and the Company has not cured the events of default. In the opinion of management, the Company will prevail in resolving the events of default and restructuring the terms of the credit facility. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.




             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  CONVERTIBLE DEBENTURES

In January 31, 2001, and August and October 2000 the Company received the proceeds of $2,450,000 by issuing convertible debentures. The debentures are payable two years from the date of issuance and bear interest at 10% per annum, payable quarterly.
The debentures are convertible into common stock at the lower of $0.14 per share or 85% of the average closing bid price of the stock for the five lowest of the twenty two consecutive trading days immediately prior to the trading day on which written notice of the exercise of the conversion right is transmitted. The conversion privilege cannot be utilized prior to the date which is 90 days from when the SEC registration statement becomes effective (which registers the securities underlying the conversion feature).

The registration has not become effective, therefore the value of the beneficial interest conversion feature cannot be measured at January 31, 2001 or October 31, 2000.In addition, warrants were issued to one debenture holder to purchase 5,000,000 shares of common stock at $0.14 per share. This warrant expires two years from the issue date or October 10, 2002. This debenture holder was also provided with a warrant to purchase an additional $1,000,000, 10% debenture that includes warrants to purchase 250,000 shares of common stock at $0.14 per share. This warrant to purchase an additional debenture expires 30 days after the date the registration statement becomes effective.

In January 2001, the Company received proceeds of $450,000 from the issuance of a convertible debenture. The debenture is payable on February 1, 2003 and bears interest at 10% per annum payable quarterly. The debenture is convertible into the Company's common stock at the lower of $0.05 per share or 85% of the average closing bid price of the stock for the five lowest of the twenty-two consecutive trading days immediately preceding the trading day on which written notice of the exercise of the conversion right is transmitted. The conversion privilege cannot be utilized prior to the date on which the registration statement registering the securities underlying the debentures is declared effective by the SEC. A registration statement with regard to this debenture and the securities underlying it has not been filed with the SEC. The debt associated with this debenture has not been reflected in the accompanying balance sheets as of January 31, 2001 or October 31, 2000.







             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  RELATED PARTY TRANSACTIONS

During the quarter ended January 31, 2001, the Company received a loan of $133,049 from Capbanx. The note bears interest at a rate of 15% per annum and is due on demand. At October 31, 2000, the Company had a note payable to Capbanx Corporation of $132,231, bearing interest at 15% per annum, which it repaid in January of 2001. Capbanx is related to a Director of the Company.

Network Forest Products Limited, a wholly-owned subsidiary of the Company issued a note payable to John Ziner Lumber Limited, as part of the purchase price of the acquisition. At January 31, 2001 and October 31, 2000 the balance of this obligation was $476,757 and $502,301, respectively. The note bears interest at 15% and requires monthly payments over a 60 month term.

Additionally, the Company leases a building from a company that is owned by the Ziner family.

NOTE 8. LITIGATION

The Company is subject to certain litigation, which arise, in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 9. DISCONTINUED SALES TO U.S. MARKET

As of January 31, 2001, the Company discontinued sales to the U.S. market, which represented nearly 40% of prior year revenues. The decision was made becuase margins on these sales were very low, some even belwo cost.

NOTE 10.  SUBSEQUENT EVENTS

On March 7, 2001 Network Forest Products Limited, Cutler Forest Products Limited and 471372 Ontario Limited, doing business as Harron Hardware and Building Supplies, all subsidiaries of the Company, sought and were granted an order pursuant to the Companies' Creditors Arrangement Act R.S.C. 1985, c. C-36, as amended, by the Ontario Superior Court of Justice. This is not a proceeding under the Bankruptcy and Insolvency Act of Canada.

This order stays the commencement of proceedings by secured and unsecured creditors; prohibits parties to contracts with the companies from terminating those contracts; authorizes the companies to file with the court a plan of compromise or arrangement between the companies and their creditors; and allows for the appointment of a monitor. Richter & Partners, Inc. of Ontario, Canada have been appointed as monitor. The companies are required to file a plan of compromise or arrangement within 30
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  SUBSEQUENT EVENTS (CONTINUE)

days. The court has the ability to extend that time upon application to it.

The Company itself has not made any filing under any bankruptcy code or statutory reorganization scheme either in the United States or Canada.

The Company and its subsidiaries intend to carry on their businesses throughout the pendancy of the order.


NOTE 10. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 5 and 9, the Company is currently in default of certain provisions under the revolving credit facility, and has recently sought and been granted an order pursuant to the Companies' Creditors Arrangement Act R.S.C. by the Ontario Superior Court of Justice.

The Company is currently negotiating with the financial institution in an effort to renegotiate the terms of the financial covenants or the credit facility, and is currently putting together a plan of reorganization and compromise with the court. At this time, these negotiations nor plan of compromise have not been finalized, and the Company has not cured the events of default, which raises substantial doubt about the Company's ability to continue as a going concern. In the opinion of management, the Company will prevail in resolving the events of default and reaching a satisfactory plan of compromise with the court and creditors. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In light of all the terms and circumstances, management is presently reevaluating the impact of these uncertainties on the recoverability of goodwill. These financial statements do not include any adjustments that may result from the possible impairment of goodwill.









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

On January 19, 2000, the company, through a wholly owned subsidiary, acquired 471372 Ontario Limited D/B/A/ Harron Hardware & Building Supplies and 8979137 Ontario Limited, a holding Company. Both companies are Canadian Corporations. Harron's operations consisted of sales of hardware and lumber both retail an to contractors.

On June 30, 2000, the Company, through a wholly owned subsidiary, acquired Cutler Forest Products, a Canadian partnership that was in the panel and wood products wholesale industry; and acquired
Seabright Wood Fabricators, a Canadian Corporation that manufactures wood product components.

For the quarter ended January 31, 2001, sales from the lumber operation were $16,204,151 compared to $24,439,453 for the same quarter in 2000. The drop in sales relates to a 50% reduction in the market's price for lumber. The company also phased out wholesale sales to the US market representing nearly 40% of prior year revenue.

COSTS AND EXPENSES

Costs and Expenses Lumber Operation

Cost of sales of lumber for the quarter ended January 31, 2001 and 2000 was $13,809,847, or 85% of sales, and $20,074,426, or 82% of sales, respectively. The decreased margins are a result of the decrease in volume of sales, and sales to the US market below cost. Such sales have been discontinued as of January 31, 2001.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended January 31, 2001 were $3,988,615 compared to $1,696,322 for the same quarter in 2000. The increase is due the consolidated operations of the acquired subsidiaries (See Note 2).

Depreciation and amortization

Depreciation for the three months ended January 31, 2001 and 2000 was $204,653 and $123,279, respectively. Increase in depreciation results from the business acquisitions (See note 2).

Amortization of goodwill and intangible assets for the three months ended January 31, 2001 and 2000 was $221,919 and $83,765, respectively. The increase is due to goodwill and intangible assets resulting from the business acquisitions (See note 2).

In 1998, 1999 and 2000, the Company issued shares of common stock in exchange for services to be rendered over periods exceeding a year. A portion of these services were deferred and were being amortized over the term of the agreements. Amortization of consulting agreements for the quarter ended in 2000 was $86,666.

Other Income and (Charges)

Interest income for the quarters ended in 2001 and 2000 of $52,325 and $4,252, respectively, result from interest on notes receivable.

Interest expense for the three months ended January 31, 2001 and 2000 was $744,281 and $441,354 respectively. The increase was due primarily to interest on debt incurred in relation to the businesses acquired (See note 2).

Capital Expenditures and Depreciation

During the quarter ended January 31, 2000 the Company had capital expenditures of approximately $117,368.

Discontinued Operations

Until June 1, 1995, the Company operated a chain of seafood restaurants (Cami s The Seafood Place) primarily in South Florida (Dade and Broward counties). On that date, the Company licensed its operations of the restaurants to an independent operator. The Company received licensing fees on six restaurants under a licensing agreement that called for monthly licensing fees ranging from 3% to 6% less an advertising allowance.

On June 30, 2000, the Company sold its license to the Company that was operating the restaurants. Operating results for discontinued operations for the quarter ended January 31, 2000, which are reported as net income from discontinued operations, were as follows:

          Licensing fee income            $  77,997
          Goodwill amortization              42,500
          Interest expense                    6,477
          Net income                      $  29,020









Other

At January 31, 2001 and October 31, 2000 Network did not meet certain of the financial covenants required under the terms of their line of credit facility (See Note 7). The Company has entered into negotiations with the financial institution in an effort to restructure the terms of the financial covenants or the credit facility. The Company received the confirmation from the financial institution which waived the events of default based on the financial statements for fiscal year ended October 31, 2000, and os of November and December 31, 2000, and indicated that they have agreed to enter in good faith negotiations, in an effort to reset the financial covenants which will be acceptable to both parties. At this time these negotiations have not been finalized and the Company had not cured the events of default. In the opinion of management, the Company will prevail in resolving the events of default and restructuring the terms of the credit facility.

Also, on March 7, 2001 Network Forest Products Limited, Cutler Forest Products Limited and 471372 Ontario Limited, doing business as Harron Hardware and Building Supplies, all subsidiaries of the Company, sought and were granted an order pursuant to the Companies' Creditors Arrangement Act R.S.C. 1985, c. C-36, as amended, by the Ontario Superior Court of Justice. This is not a proceeding under the Bankruptcy and Insolvency Act of Canada.

This order stays the commencement of proceedings by secured and unsecured creditors; prohibits parties to contracts with the companies from terminating those contracts; authorizes the companies to file with the court a plan of compromise or arrangement between the companies and their creditors; and allows for the appointment of a monitor. Richter & Partners, Inc. of Ontario, Canada have been appointed as monitor. The companies are required to file a plan of compromise or arrangement within 30 days. The court has the ability to extend that time upon application to it.

The Company itself has not made any filing under any bankruptcy code or statutory reorganization scheme either in the United States or Canada.

The Company and its subsidiaries intend to carry on their businesses throughout the pendancy of the order.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company is currently in default of certain provisions under the revolving credit facility, and has recently sought and been granted an order pursuant to the Companies' Creditors Arrangement Act R.S.C. by the Ontario Superior Court of Justice.





The Company is currently negotiating with the financial institution in an effort to renegotiate the terms of the financial covenants or the credit facility, and is currently putting together a plan of reorganization and compromise with the court. At this time, these negotiations nor plan of compromise have not been finalized, and the Company has not cured the events of default, which raises substantial doubt about the Company's ability to continue as a going concern. In the opinion of management, the Company will prevail in resolving the events of default and reaching a statisfactory plan of compromise with the court and creditors. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 12, 2001, the Company has hired a new president and CEO, Larry Maker, who has experience in the industry. Mr. Maker is a chartered accountant by profession, however he spent his working career in industry, primarily involved in supply chain management within the wholesale distribution industry.

Also, as of March 12,2001 the Company has hired James Higginson-Rollins, who has joined Network Forest Products as Chief Financial Officer and Vice President. He will be responsible for overseeing finance, accounting and integration of business management and computer systems. Mr. Higginson is a chartered accountant by profession, however he has sepnt his working career in industry, primarly involved in supply chain management within the wholesale distribution industry, and his specialty is working with turn-around situations. Over the last year, Mr. Higginson Rollins has been an independent financial consultant, working directly with companies top management to facilitate corporate reorganizations.





















PART II - OTHER INFORMATION
  Item 1. Legal Proceedings

  The Compnay is currently involved in the follwoing litigation:

  Value Holdings v. Rachlin, Cohen & Holtz. (Case No. 98-11413, Miami-Dade County, Florida). The Company is suing its former auditors on various legal thoeries related to their resignation prior to completion of their audit of the Company's financial statements for the fiscal year ended February 29, 1996.

  Network Forest Products v. Clinton Yourth and Kinfonetics Technology, Inc. (Case No. 00-CU 190067 Toronto, Canada). The Company is suing the Clinton Yourth and Kinfonetics, who was developing and was to install an accounting and inventory control system for one of Networks' subsidiary. The Defendant has asserted a counterlcaim against the Company for work alledgely done. The Company is aggresively pursuing this claim and vigorously defending the counterclaims.


  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company filed the following reports on form 8-K during the quarter ended January 31, 2001: None.





























             VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED JANUARY 31, 2001
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALUE HOLDINGS, INC.

DATE: March 19, 2001         By: /s/ Robert Ziner
                                 Robert Ziner
                                 Chairman


DATE: March 19, 2001         By: /s/ Lawrence Maker
                                Lawrence Maker
                                President