Form 10-Q/A
period 2001-03-31
VALUE HOLDINGS INC
filed 2001-04-09
CIK 804191

FORM 10-Q/A
               SECURITIES AND EXCHANGE COMMISSION
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


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......18


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................22

         SIGNATURES...........................................23




















           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                             ASSETS                    (Audited)
                                         January 31,   October 31,
                                            2001          2000
                                         ----------    ----------
CURRENT ASSETS
Cash                                    $    31,284   $    77,624
Marketable securities                       345,431       336,697
Accounts receivable trade,
 net of doubtful accounts of
 $1,035,721 and $1,098,936
 at Jan. 31, 2001 and 2000               10,260,355    12,875,097
Inventory                                 7,403,079    18,087,741
Prepaid expenses and other assets           415,291       354,560
Income taxes receivable                     147,781       139,230
                                         ----------    ----------
   TOTAL CURRENT ASSETS                  18,603,221    31,870,949
                                         ----------    ----------
PROPERTY AND EQUIPMENT, NET               2,837,942     2,925,227
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                10,026,706    10,003,763
NOTES RECEIVABLE                          1,453,881     1,715,897
NOTES RECEIVABLE AFFILIATE                  130,400       130,400
DEPOSITS AND OTHER ASSETS                   726,973       768,101
                                        -----------    ----------
     TOTAL ASSETS                       $33,779,123  $ 47,414,337
                                        ===========    ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable bank and other           $22,984,323  $ 22,224,956
 Current portion of long-term debt        5,247,696     5,611,649
 Note payable affiliate                     133,049       132,231
 Note payable stockholders and directors      1,751        10,751
 Accounts payable and accrued expenses    7,159,816     8,698,549
                                        -----------   -----------
   TOTAL CURRENT LIABILITIES             35,526,635    36,678,136
                                        -----------   -----------
LONG-TERM DEBT, NET OF CURRENT PORTION      476,757       384,445
DEFERRED GAIN                                86,251        86,251
DEFERRED INCOME TAXES                        39,250       131,631
CONVERTIBLE DEBENTURES                    2,450,000     2,000,000
                                        -----------   -----------
TOTAL LIABILITIES                        38,578,893    39,280,463
                                        -----------   -----------
PREFERRED SECURITIES OF SUBSIDIARY        5,703,607     5,703,607
                                        -----------   -----------
STOCKHOLDERS' EQUITY
Series A preferred stock, par value
 $.0001; 900,000,000 shares authorized;
 750,000 issued and outstanding at
 liquidation value                         750,000        750,000
Common stock, par value $.0001;
 900,000,000 shares authorized,
 158,956,464 issued and outstanding         15,895         15,895
Capital in excess of par                15,341,324     15,341,325
Accumulated deficit                    (26,549,869)   (13,438,057)
Accumulated comprehensive income           (12,856)      (126,896)
Dividends                                  (47,872)      (112,000)
                                       -----------    -----------
TOTAL STOCKHOLDERS' EQUITY             (10,503,378)     2,430,267
                                       -----------    -----------
TOTAL LIABILITIES AND EQUITY          $ 33,779,123  $  47,414,337
                                       ===========    ===========









































See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended
                                  January 31,    January 31,
                                     2001           2000
                                  ----------     -----------

 SALES                          $ 16,204,151    $ 24,439,453

 COST OF SALES                    13,809,847      20,074,426
                                 -----------     -----------
 GROSS MARGIN                      2,394,304       4,365,027
                                 -----------     -----------
 OPERATING EXPENSES
  Bad debt reserve                     4,509          17,122
  Selling, general and
   administrative                  3,361,079       1,696,322
  Depreciation                       204,653         123,279
  Amortization, intangible assets    221,919          83,765
  Amortization, consulting agreem       -0-           86,666
                                 -----------     -----------
                                   3,792,160       2,007,154
                                 -----------     -----------
 INCOME (LOSS) BEFORE OTHER
  CAHRGES                         (1,397,856)      2,357,873
                                 -----------     -----------
 OTHER (CHARGES) AND INCOME
  Interest income                     52,325           4,252
  Interest expense                  (774,281)       (441,354)
                                 -----------     -----------
                                    (721,956)       (437,102)
                                 -----------     -----------
 INCOME (LOSS) FROM CONTINUED
  OPERATIONS                      (2,119,812)      1,920,771
 DISCONTINUED OPERATIONS
  Net income from licensing
   agreement                            -0-           29,020
                                 ----------       ----------
 NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS            (2,119,812)       1,949,791
 EXTRAORDINARY ITEMS
  Adjustment in connection with
   book to physical inventory
   (See note 7)                 (10,880,000)            -0-
                                 ----------       ----------
 NET INCOME (LOSS)              (12,999,812)       1,949,791
 OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation      114,040          (31,415)
                                 ----------       ----------
 COMPREHENSIVE INCOME (LOSS)   $(13,113,852)    $  1,918,376
                                 ==========       ==========


 Net Income (Loss) Per Share
 Basic earnings per share      $      (0.09)    $       0.02
 Diluted earnings per share    $      (0.06)            0.02

Outstanding shares for EPS Computation
 Basic                           158,956,464      107,757,039
 Diluted                         215,381,548      116,016,539














































See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                   January 31,      January 31,
                                      2001              2000
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $ (12,999,812)     $  1,949,791
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Depreciation                       204,653         123,279
   Amortization, goodwill and
   intnagible assets                  221,919         126,265
   Adjustment re book to pysical
    inventory                      10,880,000             -0-
   Amortization consulting agreements    -0-           86,666
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities             (8,734)           (402)
     Accounts receivable            2,610,233      (2,564,127)
     Inventory                       (195,338)     (7,212,610)
     Deferred income taxes             (8,851)           -0-
     Prepaid exp. and other assets     41,166          18,290
    Increase (decrease) in
     Accounts payable and accrued
      expenses                     (1,532,483)     (1,399,563)
     Deferred income taxes            (92,381)           -0-
     Other                             41,128         102,152
Net cash used in operating         ----------      ----------
 activities                          (838,500)     (8,770,259)
                                   ----------      ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                          (117,368)       (150,445)
 Intangible assets                    (42,652)           -0-
Net cash provided by (used in)      ---------      ----------
 investing activities                (160,020)       (150,445)
                                    ---------      ----------
Cash flows from financing activities:
 Proceeds (repayments) from
 stockholders' borrowing              450,000            -0-
 Repayment stockholder borrrowings     (9,000)        (44,201)
 Proceeds notes payable affiliate         818            -0-
 Dividends paid                       (54,122)           -0-
 Proceeds from note receivable        135,000            -0-
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                             487,726       9,030,495
Net cash provided by (used in)     ----------      ----------
 financing activities               1,010,422       8,986,294
                                   ----------      ----------
Effect of currency exchange           (58,242)        (94,596)
                                    ---------       ---------
Increase (Decrease) in Cash           (46,340)        (29,006)
Cash and Cash Equivalents Beginning    77,624          31,844
                                    ---------       ---------
Cash and Cash Equivalents Ending  $    31,284     $     2,838
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







             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. INVENTORY ADJUSTMENT

Pursuant to Network Forest Products' commencement of restructuring activities (See Note 11) and in conjuction with the implementation of a perpetual inventory system, management undertook a physical inventory count which commenced and was completed after the original filing of the Company's 10-Q on March 19, 2001. Subsequent thereto, the results of the physical inventory differed from those reported in the 10-Q. The Company has preliminarily quantified the amount of the book to physical adjustment and has restated the financial statements to reflect the change as of the interim period. The result of this adjustment caused net income and equity for the quarter to be reduced by $10,880,000. This amount has been reported as an extraordinary item in the accompanying financial statement. Management has undertaken a review of the procedures in place at the time to determine the cause of this book to physical adjustment. The results of such review will be reported upon completion.


NOTE 8.  RELATED PARTY TRANSACTIONS

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

NOTE 9. LITIGATION

The Company is subject to certain litigation, which arise, in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company's financial position or results of operations.





             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. DISCONTINUED SALES TO U.S. MARKET

As of January 31, 2001, the Company discontinued sales to the U.S. market, which represented nearly 40% of prior year revenues. The decision was made becuase margins on these sales were very low, some even belwo cost.

NOTE 11.  SUBSEQUENT EVENTS

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


NOTE 12. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 5 and 9, the Company is currently in default of certain provisions under the revolving credit facility, and has recently sought and been granted an order pursuant to the Companies' Creditors Arrangement Act R.S.C. by the Ontario Superior Court of Justice.

The Company is currently negotiating with the financial institution in an effort to renegotiate the terms of the financial covenants or the credit facility, and is currently putting together a plan of reorganization and compromise with the court. At this time, these
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. GOING CONCERN (CONTINUED)

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








Extraordinary Items

Inventory adjustment

Pursuant to Network Forest Products' commencement of restructuring activities (See Note 11) and in conjuction with the implementation of a perpetual inventory system, management undertook a physical inventory count which commenced and was completed after the original filing of the Company's 10-Q on March 19, 2001. Subsequent thereto, the results of the physical inventory differed from those reported in the 10-Q. The Company has preliminarily quantified the amount of the book to physical adjustment and has restated the financial statements to reflect the change as of the interim period. The result of this adjustment caused net income and equity for the quarter to be reduced by $10,880,000. This amount has been reported as an extraordinary item in the accompanying financial statement. Management has undertaken a review of the procedures in place at the time to determine the cause of this book to physical adjustment. The results of such review will be reported upon completion.

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

  The Company is currently involved in the follwoing litigation:

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



                                  VALUE HOLDINGS, INC.

DATE: April 9, 2001         By: /s/ Robert Ziner
                                 Robert Ziner
                                 Chairman


DATE: April 9, 2001         By: /s/ Lawrence Maker
                                Lawrence Maker
                                President