Form 10-Q
period 2001-04-30
VALUE HOLDINGS INC
filed 2001-06-25
CIK 804191

FORM 10-Q/A
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended              April 30, 2001


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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 158,956,464 Shares as of
                        April 30, 2001



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

         Consolidated Balance Sheet for April 30, 2001 and
          October 31, 2000.....................................3

         Consolidated Statement of Operations for the three and
          six months ended April 30, 2001 and 2000.............4

         Consolidated Statement of Cash Flows for the three and
          Six months ended April 30, 2001 and 2000.............6

         Notes to Consolidated Financial Statements............8


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......17


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................27

         SIGNATURES...........................................28




















           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                             ASSETS                    (Audited)
                                           April 30,   October 31,
                                            2001          2000
                                         ----------    ----------
CURRENT ASSETS
Cash                                    $     1,816   $    77,624
Marketable securities                          -0-        336,697
Accounts receivable trade,
 net of doubtful accounts of
 $1,098,936 at Oct. 31, 2000                   -0-     12,875,097
Inventory                                      -0-     18,087,741
Prepaid expenses and other assets            76,042       354,560
Income taxes receivable                        -0-        139,230
                                         ----------    ----------
   TOTAL CURRENT ASSETS                      77,858    31,870,949
                                         ----------    ----------
PROPERTY AND EQUIPMENT, NET                    -0-      2,925,227
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                      -0-     10,003,763
NOTES RECEIVABLE                               -0-      1,715,897
NOTES RECEIVABLE AFFILIATE                  130,400       130,400
DEPOSITS AND OTHER ASSETS                      -0-        768,101
                                        -----------    ----------
     TOTAL ASSETS                       $   208,258  $ 47,414,337
                                        ===========    ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable bank and other           $      -0-   $ 22,224,956
 Current portion of long-term debt             -0-      5,611,649
 Note payable affiliate                     133,049       132,231
 Note payable stockholders and directors      9,094        10,751
 Accounts payable and accrued expenses      392,863     8,698,549
                                        -----------   -----------
   TOTAL CURRENT LIABILITIES                535,006    36,678,136
                                        -----------   -----------
LONG-TERM DEBT, NET OF CURRENT PORTION         -0-        384,445
DEFERRED GAIN                                86,251        86,251
DEFERRED INCOME TAXES                          -0-        131,631
CONVERTIBLE DEBENTURES                    2,450,000     2,000,000
                                        -----------   -----------
TOTAL LIABILITIES                         3,071,257    39,280,463
                                        -----------   -----------
PREFERRED SECURITIES OF SUBSIDIARY             -0-      5,703,607
                                        -----------   -----------
STOCKHOLDERS' EQUITY
Series A preferred stock, par value
 $.0001; 900,000,000 shares authorized;
 750,000 issued and outstanding at
 liquidation value                         750,000        750,000
Common stock, par value $.0001;
 900,000,000 shares authorized,
 158,956,464 issued and outstanding         15,895         15,895
Capital in excess of par                15,341,327     15,341,325
Accumulated deficit                    (18,932,721)   (13,438,057)
Accumulated comprehensive income              -0-        (126,896)
Dividends                                  (37,500)      (112,000)
                                       -----------    -----------
TOTAL STOCKHOLDERS' EQUITY             ( 2,862,999)     2,430,267
                                       -----------    -----------
TOTAL LIABILITIES AND EQUITY          $    208,258  $  47,414,337
                                       ===========    ===========









































See accompanying notes.

            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended
                                    April 30,      April 31,
                                     2001           2000
                                  ----------     -----------
 SALES                          $       -0-     $       -0-

 COST OF SALES                          -0-             -0-
                                 -----------     -----------
 GROSS MARGIN                           -0-             -0-
                                 -----------     -----------
 OPERATING EXPENSES
  Selling, general and
   administrative                    101,290          83,893
  Amortization, intangible assets      9,000          42,500
  Amortization, consulting agreem       -0-          187,500
                                 -----------     -----------
                                     110,290         313,893
                                 -----------     -----------
 INCOME (LOSS) BEFORE OTHER
  CAHRGES                           (110,290)       (313,893)
                                 -----------     -----------
 OTHER (CHARGES) AND INCOME
  Write-off investment Subs       (3,018,737)           -0-
  Interest income                      2,934           4,253
  Interest expense                   (53,250)        (26,652)
                                 -----------     -----------
                                  (3,069,053)        (22,399)
                                 -----------     -----------
 INCOME (LOSS) FROM CONTINUED
  OPERATIONS                      (3,179,343)       (336,292)
 DISCONTINUED OPERATIONS
  Net income (loss) Network Forest   (54,387)      1,003,551
  Net income from licensing
   agreement                            -0-          107,853
                                 -----------      ----------
                                     (54,387)      1,111,404
                                 -----------      ----------
 NET INCOME (LOSS)                (3,233,730)        775,112
 OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation       12,856         (116,114)
                                 ----------       ----------
 COMPREHENSIVE INCOME (LOSS)   $ (3,220,874)    $    658,998
                                 ==========       ==========
 Net Income (Loss) Per Share
 Basic earnings per share      $       0.05     $       0.01
 Diluted earnings per share    $       0.04             0.01

Outstanding shares for EPS Computation
 Basic                           158,956,464      133,611,435
 Diluted                         204,382,048      141,870,935
See accompanying notes
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Six Months Ended
                                    April 30,      April 31,
                                     2001           2000
                                  ----------     -----------
 SALES                          $       -0-     $       -0-

 COST OF SALES                          -0-             -0-
                                 -----------     -----------
 GROSS MARGIN                           -0-             -0-
                                 -----------     -----------
 OPERATING EXPENSES
  Selling, general and
   administrative                    148,166         123,874
  Amortization, intangible assets       -0-          274,166
  Amortization, consulting agreem     32,400          85,000
                                 -----------     -----------
                                     180,566         483,040
                                 -----------     -----------
 INCOME (LOSS) BEFORE OTHER
  CAHRGES                           (180,566)       (483,040)
                                 -----------     -----------
 OTHER (CHARGES) AND INCOME
  Write-off investment Subs       (3,018,737)           -0-
  Interest income                     14,522           8,505
  Interest expense                  (119,750)        (53,304)
                                 -----------     -----------
                                  (3,123,965)        (44,799)
                                 -----------     -----------
 INCOME (LOSS) FROM CONTINUED
  OPERATIONS                      (3,304,531)       (527,839)
 DISCONTINUED OPERATIONS
  Net income (loss) Network Forest(2,049,011)      3,066,892
  Net income from licensing
   agreement                            -0-          185,850
                                 -----------      ----------
                                  (2,049,011)      3,252,742
                                 -----------      ----------
 NET INCOME (LOSS)                (5,353,542)      2,724,903
 OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation      126,896         (147,529)
                                 ----------       ----------
 COMPREHENSIVE INCOME (LOSS)   $ (5,226,646)    $  2,577,374
                                 ==========       ==========
 Net Income (Loss) Per Share
 Basic earnings per share      $      (0.02)    $       0.02
 Diluted earnings per share    $      (0.03)            0.02

Outstanding shares for EPS Computation
 Basic                           158,956,464      120,684,237
 Diluted                         204,382,048      128,943,737
See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                     April 30,        April 30,
                                      2001              2000
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $  (3,233,730)     $   775,112
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Write-off investment in Subs     3,062,622            -0-
   Depreciation                          -0-          123,246
   Amortization, goodwill and
   intnagible assets                   (9,000)        139,694
   Amortization consulting agreements    -0-          187,500
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities               -0-         (122,060)
     Accounts receivable                 -0-       (3,344,216)
     Inventory                           -0-       (1,324,371)
     Prepaid exp. and other assets     96,818          64,421
    Increase (decrease) in
     Accounts payable and accrued
      expenses                        148,795       2,831,406
     Other                               -0-             -0-
Net cash used in operating         ----------      ----------
 activities                            65,505        (669,268)
                                   ----------      ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                              -0-         (598,081)
 Intangible assets                       -0-       (1,539,732)
Net cash provided by (used in)      ---------      ----------
 investing activities                    -0-       (2,137,813)
                                    ---------      ----------
Cash flows from financing activities:
 Proceeds from issuance of debentures    -0-             -0-
 Proceeds (repayments) stocholders'
  borrowings                            7,343         425,225
 Proceeds notes payable affiliate        -0-             -0-
 Dividends paid                       (10,000)           -0-
 Proceeds from note receivable           -0-             -0-
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                                -0-        2,333,348
Net cash provided by (used in)     ----------      ----------
 financing activities                  (2,657)      2,758,573
                                   ----------      ----------

Effect of currency exchange           (74,374)         45,830
                                    ---------       ---------
Increase (Decrease) in Cash           (11,526)         (2,678)
Cash and Cash Equivalents Beginning    13,342           2,838
                                    ---------       ---------
Cash and Cash Equivalents Ending  $     1,816     $       160
                                    =========       =========

















































See accompanying notes
           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
           CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                          Six Months Ended
                                     April 30,        April 30,
                                      2001              2000
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $  (5,353,542)     $ 2,724,903
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Write-off investment in Subs     4,664,576            -0-
   Depreciation                          -0-          246,959
   Amortization, goodwill and
   intangible assets                   32,400         265,959
   Amortization consulting agreements    -0-          274,166
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities               -0-         (122,462)
     Accounts receivable                 -0-       (5,908,343)
     Inventory                           -0-       (8,536,981)
     Prepaid exp. and other assets     69,714          82,711
    Increase (decrease) in
     Accounts payable and accrued
      expenses                        111,196       1,431,843
     Other                               -0-          102,152
Net cash used in operating         ----------      ----------
 activities                          (475,656)     (9,439,527)
                                   ----------      ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                              -0-         (748,526)
 Intangible assets                       -0-       (1,539,732)
Net cash provided by (used in)      ---------      ----------
 investing activities                    -0-       (2,288,258)
                                    ---------      ----------
Cash flows from financing activities:
 Proceeds from issuance of debentures 450,000            -0-
 Proceeds (repayments) stocholders'
  borrowings                           (1,657)        381,024
Proceeds notes payable affiliate          818            -0-
 Dividends paid                       (35,000)           -0-
 Proceeds from note receivable        135,000            -0-
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                                -0-       11,363,843
Net cash provided by (used in)     ----------      ----------
 financing activities                 549,161      11,744,867
                                   ----------      ----------

Effect of currency exchange          (132,616)        (48,766)
                                    ---------       ---------

Increase (Decrease) in Cash           (59,111)        (31,684)
Cash and Cash Equivalents Beginning    60,927          31,844
                                    ---------       ---------
Cash and Cash Equivalents Ending  $     1,816     $       160
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

On January 19, 2000, Network acquired 100% of the outstanding stock of Harron Home Hardware and Building Supplies ( Harron ), an
Ontario corporation that provides lumber and building products to the retail sector and to developers on a wholesale basis (Note 2).

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

On May 1, 2001 GMAC Credit Corporation - Canada moved pursuant to
Section 47 of te Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited. The motion was granted by the Court, and Richter and Partners Inc. of Toronto were appointed as the receiver. Pursuant to the Order the Receiver is to receive, preserve, protect, realize and sell or otherwise dispose of the assets of Network or to manage and operate the business and undertaking of Network. Cutler Forest Products and Harron Hardware and Building Supplies remained under an order pursuant to the Companies' Creditors Arrangement Act (CCAA) that was entered on March 7, 2001.

On May 2, 2001, the Receiver placed Network Forest Products into bankruptcy and Richter & Partners were appointed Trustee of the Bankruptcy Estate.

Subsequently a reviewed order terminated CCAA proceedings for Cutler and Harron and appointed Richter and Partners, Inc. as Receiver, authorizing them to sell both businesses.
            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Revenue Recognition Policy

Revenue was recognized upon shipment of lumber or related building materials to customers.

Inventory

Inventory was primarily composed of raw materials and is stated at the lower of cost or market, using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment was stated at cost. Major renewals and improvements were capitalized while maintenance and repairs, which do not extend the lives of the respective assets, were expensed when incurred. Depreciation was computed over the estimated useful lives of the assets using the straight-line method.

Useful lives for property and equipment were as follows:

     Vehicles                           3 years
     Computer equipment                 3 years
     Plant equipment                3 - 5 years
     Buildings and improvements   10 - 12 years

The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of were relieved from the accounts, and the resulting gains or losses were reflected in income.
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Costs in Excess of Net Assets of Business Acquired

Costs in excess of net assets of businesses acquired ( goodwill ) represented the unamortized excess of the cost of acquiring a business over the fair value of the identifiable net assets received at the date of acquisition. Such goodwill was being amortized on the straight-line method over 20 years. At October 31, 2000, accumulated amortization was $540,315 respectively.

Acquisition Costs

Acquisition costs, primarily consisting of financing costs are being amortized on a straight-line basis over their estimated useful lives of 3 years, and are included in other assets.

Reclassification

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

Concentration of Credit Risk

Financial instruments that can potentially subject the Company to concentration of credit risk consisted primarily of accounts receivable. The Company's trade receivables reflected a broad customer base in both the United States and Canada. The Company routinely assessed the financial strength of its customers. As a consequence, concentrations of credit risk were limited. Sales to one United States customer exceeded 20% of total sales for the year ended October 31, 2000 (See Note 23).

Translation of Foreign Currency

The accounts of the Company s Canadian subsidiary were translated in accordance with Statement of Financial Accounting Standards No. 52 ( Foreign Currency Translation ), which require that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operation were translated using the average exchange rates prevailing throughout the period. The effect of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars were accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency translations were included in other comprehensive income for the period. Fluctuations arising from intercompany transactions that are of a long-term nature were accumulated as cumulative translation adjustments.


            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)


Marketable Securities

Marketable securities were classified as available-for-sale and recorded at market value. Net unrealized gains and losses on marketable securities available-for-sale were credited or charged to Other Comprehensive Income.

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

            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   BUSINESS ACQUISITIONS (CONTINUED)

On May 1, 2001 GMAC Credit Corporation - Canada moved pursuant to
Section 47 of te Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited. The motion was granted by the Court, and Richter and Partners Inc. of Toronto were appointed as the receiver. Pursuant to the Order the Receiver is to receive, preserve, protect, realize and sell or otherwise dispose of the assets of Network or to manage and operate the business and undertaking of Network. Cutler Forest Products and Harron Hardware and Building Supplies remained under an order pursuant to the Companies' Creditors Arrangement Act (CCAA) that was entered on March 7, 2001.

On May 2, 2001, the Receiver placed Network Forest Products into bankruptcy and Richter & Partners were appointed Trustee of the Bankruptcy Estate.

Subsequently a reviewed order terminated CCAA proceedings for Cutler and Harron and appointed Richter and Partners, Inc. as Receiver, authorizing them to sell both businesses.

On April 30, 2001, the Company wrote off its investment in Network Forest Products.

NOTE 3.   DISCONTINUED OPERATIONS

On June 13, 2000, the Company sold the license agreement for the operations of Cami's to CamFam, Inc., an unrelated third party that was operating the restaurants, for $1,330,000. Proceeds from the sale were $1,150,000 in cash and a promissory note of $180,000.
The net gain on the disposition of Cami's license agreement was approximately $1,130,000.

On April 30, 2001, the Company wrote off its investment in Network Forest Products and subsidiaries (See Note 2). The results of operations for Network Forest Products for the three months ended January 31, 2001, and for the three and six months ended April 30, 2000 are reported as income (loss) from discontinued operations.












             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

The Company s property, plant and equipment at October 31, 2000 and consisted of the following:

                                                        1999
                                                       ------
Plant and equipment                               $ 1,295,636
Building and improvements                                -
Computers                                              47,057
Vehicles                                               30,972
Leasehold improvements                                 99,259
                                                    ---------
                                                    1,472,924
Less accumulated depreciation                         217,152
                                                    ---------
      Total                                       $ 1,255,772

                                               ==========
NOTE 5.  NOTES RECEIVABLE

Notes receivable at October 31, 2000 included advances made to an unrelated Ontario, Corporation, 1299126 Ontario, Inc. 1299126 Ontario, Inc., owned by an unrelated third party developer, was a holding company created for the purpose of accepting cash advances made by the Company in connection with a tentative arrangement for the construction and development of five residential real estate projects. The cash advances, which approximated $ 1,581,000 including accrued interest at October 31, 2000, were included in notes receivable in the accompanying balance sheet at October 31, 2000. These advances beared interest at a rate of 12%, and were collateralized by a security agreement dated September 1, 2000.

These note and advances were written off by the Company on April
30, 2001 in connection with the write off of the investment in Network Forest Products.

NOTE 6.  NOTE PAYABLE, TO FINANCIAL INSTITUTION

Note payable to financial institution consisted of a revolving credit facility that provided for a maximum line of credit of $50,000,000 Canadian (or approximately $32,760,000 US at October 31, 2000), which includes both direct loans and letters of credit.

Availability under the facility was based on a formula of eligible accounts receivable and inventory. Direct borrowings beared interest at the Canadian prime rate plus 1.25% (8.75% at October 31, 2000). Borrowings under the terms of the facility are collateralized by all the current and future assets of Network and its subsidiaries and a $75,000,000 Canadian (approximately $49,140,000 US) debenture by Network and each of its subsidiaries.
             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  NOTE PAYABLE, TO FINANCIAL INSTITUTION (Continued)

The facility was guaranteed by the company and expires on July 15, 2003.

The facility contained financial covenants, including but not limited to, tangible net worth, working capital ratio and fixed charge coverage ratio. Network was required to pay a fee of .25% per annum on the unused portion of the total facility and certain other administrative costs.

At January 31, 2001 and October 31, 2000 Network did not meet certain of the financial covenants required under the terms of the facility. The Company had entered into negotiations with the financial institution in an effort to restructure the terms of the financial covenants or the credit facility. The Company received the confirmation from the financial institution which waived the events of default based on the financial statements for fiscal year ended October 31, 2000, and as of November and December 31, 2000, and indicated that they have agreed to enter in good faith negotiations, in an effort to reset the financial covenants which will be acceptable to both parties.

On May 1, 2001 GMAC Credit Corporation - Canada moved pursuant to
Section 47 of te Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited. The motion was granted by the Court, and Richter and Partners Inc. of Toronto were appointed as the receiver (See note 2).


NOTE 7.  CONVERTIBLE DEBENTURES

In January, 2001, and August and October 2000 the Company received the proceeds of $2,450,000 by issuing convertible debentures. The debentures are payable two years from the date of issuance and bear interest at 10% per annum, payable quarterly.
The debentures are convertible into common stock at the lower of $0.14 per share or 85% of the average closing bid price of the stock for the five lowest of the twenty two consecutive trading days immediately prior to the trading day on which written notice of the exercise of the conversion right is transmitted. The conversion privilege cannot be utilized prior to the date which is 90 days from when the SEC registration statement becomes effective (which registers the securities underlying the conversion feature).

The registration has not become effective, therefore the value of the beneficial interest conversion feature cannot be measured at January 31, 2001 or October 31, 2000.


             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  CONVERTIBLE DEBENTURES

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

NOTE 8.  RELATED PARTY TRANSACTIONS

During the quarter ended January 31, 2001, the Company received a loan of C$200,000 (US$133,049) from Capbanx. The note bears interest at a rate of 15% per annum and is due on demand. At October 31, 2000, the Company had a note payable to Capbanx Corporation of $132,231, which it repaid in January of 2001.

Capbanx is related to a Director of the Company and is the trustee on the debentures issued on October and January. The note bears interest at 15% and was due on December 15, 2000. The note was repaid in January 2001.

Network Forest Products Limited, a wholly-owned subsidiary of the Company issued a note payable to John Ziner Lumber Limited, as part of the purchase price of the acquisition. At October 31, 2000 the balance of this obligation was $502,301. The note beared interest at 15% and required monthly payments over a 60 month term.

Additionally, the Company leased a building from a company that was owned by the Ziner family.







             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. LITIGATION

The Company is involved in certain litigation proceedings, as further discussed in Part II of this report.

NOTE 10. GOING CONCERN AND UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At April 30, 2001 the Company incurred a net loss of $5,353,542, resulting primarily from the write off of its investment in Network Forest Products, its only operating subsidiary (See Note 2 and 3), and had a working capital deficiency of $457,158. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

As discussed in notes 2 and 3 above, Network Forest Products and subsidiaries, wholly owned subsidiaries of the Company, have been placed into bankruptcy in Ontario, Canada. At the present time the Company can not determine if there will be any liablities to the Company resulting from the final resolution of the bankruptcy proceeding. The Company wrote off its investment in these subsidiaries at April 30, 2001, but has not provided for any possible liabilities resulting from this uncertainty.

At the present time the Company is seeking other investment opportunities and financing. The eventual outcome of the success of these efforts can not be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




















MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Lumber Sales and Cost of Sales

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

On March 7, 2001 Network Forest Products Limited, Cutler Forest Products Limited and 471372 Ontario Limited, doing business as Harron Hardware and Building Supplies, all subsidiaries of the Company, sought and were granted an order pursuant to the Companies' Creditors Arrangement Act R.S.C. 1985, c. C-36, as amended, by the Ontario Superior Court of Justice. On May 1, 2001 GMC Credit Corporation - Canada moved pursuant to Section 47 of the Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited, leaving Cutler and Harron under the CCAA proceeding. The motion was granted by the Court and a Receiver was appointed. On May 2, 2001, the Receiver placed Network Forest Products into bankruptcy. Subsequently the order was reviewed to terminate CCAA proceedings for Cutler and Harron, appointing a Trustee for the two Companies, and authorizing their sale.

On April 30, 2001, the Company wrote off its investment in Network Forest Products and reclassified its operations for the three months ended January 31, 2001 and for the three and six months ended April 30, 2000 to discontinued operations.


COSTS AND EXPENSES

Selling, General and Administrative

Selling, general and administrative expenses for the three and six months ended April 30, 2001 were $101,290 and $148,166, compared to $83,893 and $123,874 for the same periods in 2000. The increase is due the professional fees incurred in connection Network Forest Products CCAA proceedings (See Note 2).
Amortization

In 1998, 1999 and 2000, the Company issued shares of common stock in exchange for services to be rendered over periods exceeding a year. A portion of these services were deferred and were being amortized over the term of the agreements. Amortization of consulting agreements for the three and six months ended in 2000 was $187,500 and $274,666 respectively.

Amortization of intangible assets for the three and six months ended April 30, 2001 and 2000 represent amortization of deferred financing costs.

Other Income and (Charges)

On April 30, 2001 the Company wrote off its investment in Network
Forest Products. The write off resulted in a net charge to income of $3,018,737.

Interest income for the three months ended in 2001 and 2000 of $2,934 and $4,253, and for the six months in 2001 and 2000 of $14,522 and $8,505, respectively, result from interest on notes receivable.

Interest expense for the three months ended April 30, 2001 and 2000 was $53,250 and $26,652 respectively. Interest expense for the six months ended April 30, 2001 and 2000 was $119,750 and $53,304. The increase was due primarily to interest on debt incurred in relation to the businesses acquired (See note 2).

Capital Expenditures and Depreciation

During the quarter ended April 30, 2001 the Company had no capital expenditures.

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

On March 7, 2001 Network Forest Products Limited, Cutler Forest Products Limited and 471372 Ontario Limited, doing business as Harron Hardware and Building Supplies, all subsidiaries of the Company, sought and were granted an order pursuant to the Companies' Creditors Arrangement Act R.S.C. 1985, c. C-36, as amended, by the Ontario Superior Court of Justice. On May 1, 2001 GMC Credit Corporation - Canada moved pursuant to Section 47 of the Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited, leaving Cutler and Harron under the CCAA proceeding. The motion was granted by the Court and a Receiver was appointed. On May 2, 2001, the Receiver placed Network Forest Products into bankruptcy. Subsequently the order was reviewed to terminate CCAA proceedings for Cutler and Harron, appointing a Trustee for the two Companies, and authorizing their sale.

On April 30, 2001, the Company wrote off its investment in Network Forest Products and reclassified its operations for the three months ended January 31, 2001 and for the three and six months ended April 30, 2000 to discontinued operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At April 30, 2001 the Company incurred a net loss of $5,353,542, resulting primarily from the write off of its investment in Network Forest Products, its only operating subsidiary (See Note 2 and 3), and had a working capital deficiency of $457,158. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

As discussed in notes 2 and 3, Network Forest Products and subsidiaries, wholly owned subsidiaries of the Company, have been placed into bankruptcy in Ontario, Canada. At the present time the Company can not determine if there will be any liablities to the Company resulting from the final resolution of the bankruptcy proceeding. The Company wrote off its investment in these subsidiaries at April 30, 2001, but has not provided for any possible liabilities resulting from this uncertainty.

At the present time the Company is seeking other investment opportunities and financing. The eventual outcome of the success of these efforts can not be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.














PART II - OTHER INFORMATION
  Item 1. Legal Proceedings

  The Company is currently involved in the following litigation:

  Value Holdings v. Rachlin, Cohen & Holtz. (Case No. 98-11413, Miami-Dade County, Florida). The Company is suing its former auditors on various legal theories related to their resignation prior to completion of their audit of the Company's financial statements for the fiscal year ended February 29, 1996.

  Network Forest Products v. Clinton Yourth and Kinfonetics Technology, Inc. (Case No. 00-CU 190067 Toronto, Canada). The Company is suing the Clinton Yourth and Kinfonetics, who was developing and was to install an accounting and inventory control system for one of Networks' subsidiary. The Defendant has asserted a counterlcaim against Network for work alledgely done.

  GMAC Commercial Credit Corporation - Canada v. Network Forest Products Llimited, et al. (Ontario Superior Court of Justice 01-CL4050 and 01-CL-4116). These cases encompass the proceedings with relation to Network Forest Products' filing under the Companies' Creditors Arrangement Act and the receiver ship of Network and its subsidiaries. As stated above these subsidiaries of the Company have been placed into bankruptcy in Ontario, Canada.

  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) The Company filed the following reports on form 8-K during the quarter ended April 30, 2001: April 18, 2001 disclosing the cancellation of the Exchange Agreement between Robert
      Ziner and the Company.



















           VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED April 30, 2001


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VALUE HOLDINGS, INC.

DATE: June 20, 2001         By: /s/ Alison Cohen
                                 Alison Cohen
                                 Interim-President

DATE: June 20, 2001         By: /s/ Ida Ovies
                                Ida Ovies
                                Chief Financial Officer

















































1420: