Form 10-Q
period 2001-07-31
VALUE HOLDINGS INC
filed 2001-09-25
CIK 804191

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended              July 31, 2001


Commission File Number                 0-15076

                       VALUE HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)

         Florida                          59-2388734
(State of jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)                        Number)

         2307 Douglas Road, Ste 400, Miami, Fl 33145
 (Address of principal executive offices)       (Zip Code)

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

                       YES   X    NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   Common Stock, $0.0001 Par Value - 158,956,464 Shares as of
                        July 31, 2001



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

         Consolidated Balance Sheet for July 31, 2001 and
          October 31, 2000.....................................3

         Consolidated Statement of Operations for the three and
          nine months ended July 31, 2001 and 2000.............4

         Consolidated Statement of Cash Flows for the three and
          nine months ended July 31, 2001 and 2000.............5

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


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................22

         SIGNATURES...........................................23























           VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET

                             ASSETS                    (Audited)
                                           July 31,    October 31,
                                            2001          2000
                                         ----------    ----------
CURRENT ASSETS
Cash                                    $       571   $    77,624
Marketable securities                          -0-        336,697
Accounts receivable trade,
 net of doubtful accounts of
 $1,098,936 at Oct. 31, 2000                   -0-     12,875,097
Inventory                                      -0-     18,087,741
Prepaid expenses and other assets            69,976       354,560
Income taxes receivable                        -0-        139,230
                                         ----------    ----------
   TOTAL CURRENT ASSETS                      70,547    31,870,949
                                         ----------    ----------
PROPERTY AND EQUIPMENT, NET                    -0-      2,925,227
COSTS IN EXCESS OF NET ASSETS OF
 BUSINESSES ACQUIRED, NET                      -0-     10,003,763
NOTES RECEIVABLE                               -0-      1,715,897
NOTES RECEIVABLE AFFILIATE                  130,400       130,400
DEPOSITS AND OTHER ASSETS                      -0-        768,101
                                        -----------    ----------
     TOTAL ASSETS                       $   200,947  $ 47,414,337
                                        ===========    ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable bank and other           $      -0-   $ 22,224,956
 Current portion of long-term debt             -0-      5,611,649
 Note payable affiliate                     193,049       132,231
 Note payable stockholders and directors      9,094        10,751
 Accounts payable and accrued expenses      510,762     8,698,549
                                        -----------   -----------
   TOTAL CURRENT LIABILITIES                712,905    36,678,136
                                        -----------   -----------
LONG-TERM DEBT, NET OF CURRENT PORTION         -0-        384,445
DEFERRED GAIN                                86,251        86,251
DEFERRED INCOME TAXES                          -0-        131,631
CONVERTIBLE DEBENTURES                    2,450,000     2,000,000
                                        -----------   -----------
TOTAL LIABILITIES                         3,249,156    39,280,463
                                        -----------   -----------
PREFERRED SECURITIES OF SUBSIDIARY             -0-      5,703,607
                                        -----------   -----------
STOCKHOLDERS' EQUITY
Series A preferred stock, par value
 $.0001; 900,000,000 shares authorized;
 750,000 issued and outstanding at
 liquidation value                         750,000        750,000
Common stock, par value $.0001;
 900,000,000 shares authorized,
 158,956,464 issued and outstanding         15,895         15,895
Capital in excess of par                15,341,324     15,341,325
Accumulated deficit                    (19,099,181)   (13,438,057)
Accumulated comprehensive income              -0-        (126,896)
Dividends                                  (56,250)      (112,000)
                                       -----------    -----------
TOTAL STOCKHOLDERS' EQUITY             ( 3,048,209)     2,430,267
                                       -----------    -----------
TOTAL LIABILITIES AND EQUITY          $    200,947  $  47,414,337
                                       ===========    ===========
















































See accompanying notes.
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended
                                    July 31,       July 31,
                                     2001           2000
                                  ----------     -----------
 SALES                          $       -0-     $       -0-

 COST OF SALES                          -0-             -0-
                                 -----------     -----------
 GROSS MARGIN                           -0-             -0-
                                 -----------     -----------
 OPERATING EXPENSES
  Selling, general and
   administrative                     91,244          42,152
  Amortization, intangible assets      9,000          85,833
  Amortization, consulting agreements   -0-              -0-
                                 -----------     -----------
                                     100,244         127,895
                                 -----------     -----------
 INCOME (LOSS) BEFORE OTHER
  CAHRGES                           (100,244)       (127,985)
                                 -----------     -----------
 OTHER (CHARGES) AND INCOME
  Write-off investment Subs              -0-            -0-
  Gain in sale Cami license              -0-       1,130,833
  Interest income                      2,934           4,252
  Interest expense                   (69,150)        (14,495)
                                 -----------     -----------
                                     (66,216)      1,120,590
                                 -----------     -----------
 INCOME (LOSS) FROM CONTINUED
  OPERATIONS                        (166,460)        992,605
 DISCONTINUED OPERATIONS
  Net income (loss) Network Forest       -0-         594,391
  Net income from licensing
   agreement                            -0-         (148,084)
                                 ----------       ----------
 NET INCOME (LOSS)                      -0-       1,438,948

 OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation          -0-          (33,891)
                                 ----------       ----------
 COMPREHENSIVE INCOME (LOSS)   $   (166,460)    $  1,405,021
                                 ==========       ==========


 Net Income (Loss) Per Share
 Basic earnings per share      $      (0.00)    $       0.01
 Diluted earnings per share    $      (0.00)            0.01

Outstanding shares for EPS Computation
 Basic                           158,956,464      157,807,039
 Diluted                         204,382,048      166,066,539

See accompanying notes
            VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Nine Months Ended
                                    July 31,       July 31,
                                     2001           2000
                                  ----------     -----------
 SALES                          $       -0-     $       -0-

 COST OF SALES                          -0-             -0-
                                 -----------     -----------
 GROSS MARGIN                           -0-             -0-
                                 -----------     -----------
 OPERATING EXPENSES
  Selling, general and
   administrative                    239,410         166,026
  Amortization, intangible assets       -0-          359,999
  Amortization, consulting agreements 41,400          85,000
                                 -----------     -----------
                                     280,810         611,025
                                 -----------     -----------
 INCOME (LOSS) BEFORE OTHER
  CAHRGES                           (280,810)       (611,025)
                                 -----------     -----------
 OTHER (CHARGES) AND INCOME
  Write-off investment Subs       (3,018,737)           -0-
  Gain on sale Cami license             -0-        1,130,833
  Interest income                     17,456          12,757
  Interest expense                  (188,900)        (67,799)
                                 -----------     -----------
                                  (3,190,181)      1,075,791
                                 -----------     -----------
 INCOME (LOSS) FROM CONTINUED
  OPERATIONS                      (3,470,991)        464,766
 DISCONTINUED OPERATIONS
  Net income (loss) Network Forest(2,049,011)      3,661,283
  Net income from licensing
   agreement                            -0-           37,766
                                 ----------       ----------
 NET INCOME (LOSS)                (5,520,002)      4,163,815

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation      126,896         (181,420)
                                 ----------       ----------
 COMPREHENSIVE INCOME (LOSS)   $ (5,393,106)    $  3,982,395
                                 ==========       ==========


 Net Income (Loss) Per Share
 Basic earnings per share      $      (0.02)    $       0.03
 Diluted earnings per share    $      (0.03)            0.03

Outstanding shares for EPS Computation
 Basic                           158,956,464      133,058,503
 Diluted                         204,382,048      141,318,003

See accompanying notes
         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                         Three Months Ended
                                      July 31,        July 31,

 Net income (loss)                 $ (166,460)    $  1,427,221
 Adjustments to reconcile net loss
 provided by (used in) operations:
   Gain on sale Cami license             -0-        (1,130,833)
   Write-off investment in Subs          -0-             -0-
   Depreciation                          -0-          160,012
   Amortization, goodwill and
   intangible assets                    9,000         140,514
   Amortization consulting agreements    -0-           85,833
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities               -0-          209,919
     Accounts receivable                 -0-          841,581
     Inventory                           -0-          123,158
     Prepaid exp. and other assets     (2,934)        142,098
    Increase (decrease) in
     Accounts payable and accrued
      expenses                         99,149        (538,920)
     Other                               -0-       (1,124,447)
Net cash used in operating         ----------      ----------
 activities                           (61,245)        336,136
                                   ----------      ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                              -0-         (220,480)
 Intangible assets                       -0-         (148,865)
 Proceeds sale Cami license              -0-        1,330,000
Net cash provided by (used in)      ---------      ----------
 investing activities                    -0-          960,655
                                    ---------      ----------
Cash flows from financing activities:
 Proceeds from issuance of debentures    -0-             -0-
 Proceeds from loans related Company   60,000            -0-
 Note receivable sale of license         -0-         (180,000)
 Proceeds (repayments) stockholders'
  borrowings                             -0-         (981,236)
 Proceeds notes payable affiliate        -0-         (176,689)
 Dividends paid                          -0-             -0-
 Proceeds from note receivable           -0-             -0-
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                                -0-          389,025
Net cash provided by (used in)     ----------      ----------
 financing activities                  60,000        (948,900)
                                   ----------      ----------
Effect of currency exchange              -0-         (312,422)
                                    ---------      ----------





Increase (Decrease) in Cash            (1,245)         35,469
Cash and Cash Equivalents Beginning     1,816             160
                                    ---------       ---------
Cash and Cash Equivalents Ending  $       571     $    35,629
                                    =========       =========

See accompanying notes

















































         VALUE HOLDINGS, INC. AND ITS SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Nine Months Ended
                                     July 31,         July 31,
                                      2001              2000
                                   ----------       -----------
Cash flows from operating activities:
Net Income (loss)               $  (5,520,002)     $ 4,152,124
Adjustments to reconcile net
 income from operations to net cash
 provided by (used in) operations:
   Gain on sale Cami license             -0-        (1,130,833)
   Write-off investment in Subs     4,664,576            -0-
   Depreciation                          -0-          406,537
   Amortization, goodwill and
   intangible assets                   41,400         406,473
   Amortization consulting agreements    -0-          359,999
   Changes in working capital of
   continuing operations:
   (Increase) decrease in
     Marketable securities               -0-           87,457
     Accounts receivable                 -0-       (5,066,762)
     Inventory                           -0-       (8,413,823)
     Prepaid exp. and other assets     66,780         224,809
    Increase (decrease) in
     Accounts payable and accrued
      expenses                        210,345        (969,006)
     Other                               -0-       (1,688,597)
Net cash used in operating         ----------      ----------
 activities                          (536,901)     (9,103,391)
                                   ----------      ----------
Cash Flows from Investing Activities:
 Acquisitions of property and
  equipment                              -0-         (748,526)
 Intangible assets                       -0-       (1,539,732)
 Proceeds sale of license                -0-        1,330,000
Net cash provided by (used in)      ---------      ----------
 investing activities                    -0-       (1,327,603)
                                    ---------      ----------
Cash flows from financing activities:
 Proceeds from issuance of debentures 450,000            -0-
 Proceeds from loan related Company    60,000            -0-
 Note receivable sale Cami license       -0-         (180,000)
 Proceeds (repayments) stockholders'
  borrowings                           (1,657)       (600,212)
Proceeds notes payable affiliate          818        (176,689)
 Dividends paid                       (35,000)           -0-
 Proceeds from note receivable        135,000            -0-
 Proceeds (repayments) notes
 payable other, net of currency
 exchange                                -0-       11,752,868
Net cash provided by (used in)     ----------      ----------
 financing activities                 609,161      10,795,967
                                   ----------      ----------
Effect of currency exchange          (132,616)       (361,188)
                                    ---------       ---------
Increase (Decrease) in Cash           (60,356)          3,785
Cash and Cash Equivalents Beginning    60,927          31,844
                                    ---------       ---------
Cash and Cash Equivalents Ending  $       571     $    35,629
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

Until June 1, 1995, the Company operated a chain of seafood restaurants ( Cami s, the Seafood Place or Cami s ) primarily in South Florida (Dade and Broward Counties). On that date, the Company licensed the operations of the restaurants to an independent operator. On June 13, 2000, the license agreement for the operations of Cami s, the Seafood Place was sold which resulted in a gain from disposition (See Note 3).

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

On May 1, 2001 GMAC Credit Corporation - Canada moved pursuant to
Section 47 of the Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited. The motion was granted by the Court, and Richter and Partners Inc. of Toronto were appointed as the receiver. Pursuant to the Order the Receiver is to receive, preserve, protect, realize and sell or otherwise dispose of the assets of Network or to manage and operate the business and undertaking of Network. Cutler Forest Products and Harron Hardware and Building Supplies remained under an order pursuant to the Companies' Creditors Arrangement Act (CCAA) that was entered on March 7, 2001.

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

On January 19, 2000, Network completed the acquisition of 471372 Ontario Limited D/B/A Harron Home Hardware & Building Supplies
( Harron ) and 879137 Ontario Limited, a holding company (Holdings). Both companies are Canadian corporations. Harron s operations consisted of sales of hardware and lumber to the retail and contractor trades. The acquisitions, recorded under the purchase method of accounting, included the purchase of all the outstanding







            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   BUSINESS ACQUISITIONS (CONTINUED)


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

On June 30, 2000, 1392298 Ontario Limited, a wholly owned subsidiary of Network, completed the acquisition of Seabright Wood Fabricators Limited ( Seabright ), a Canadian corporation that manufactures wood product components. The acquisition was recorded using the purchase method of accounting, included the purchase of all the outstanding shares of common stock of Seabright for a purchase price of approximately $2,408,000 including 287,356 shares of the Company's stock valued at approximately $84,300 or approximately $0.29 per share. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of approximately $1,056,000 was recorded as goodwill and is being amortized over 20 years on a straight-line basis.

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






            VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   BUSINESS ACQUISITIONS (CONTINUED)

On May 1, 2001 GMAC Credit Corporation - Canada moved pursuant to
Section 47 of the Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited. The motion was granted by the Court, and Richter and Partners Inc. of Toronto were appointed as the receiver. Pursuant to the Order the Receiver was to receive, preserve, protect, realize and sell or otherwise dispose of the assets of Network or to manage and operate the business and undertaking of Network. Cutler Forest Products and Harron Hardware and Building Supplies remained under an order pursuant to the Companies' Creditors Arrangement Act (CCAA) that was entered on March 7, 2001.

On May 2, 2001, the Receiver placed Network Forest Products into bankruptcy and Richter & Partners were appointed Trustee of the Bankruptcy Estate.

Subsequently a reviewed order terminated CCAA proceedings for Cutler and Harron and appointed Richter and Partners, Inc. as Receiver authorizing them to sell both businesses.

On April 30, 2001, the Company wrote off its investment in Network Forest Products.

NOTE 3.   DISCONTINUED OPERATIONS

On June 30, 2000, the Company sold the license agreement for the operations of Cami s to CamFam, Inc., an unrelated third party that was operating the restaurants, for $1,330,000. Proceeds from the sale were $1,150,000 in cash and a promissory note of $180,000.
The net gain on the disposition of Cami s license agreement was approximately $1,130,000.

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
                                                   ==========

NOTE 5.  NOTES RECEIVABLE

Notes receivable at October 31, 2000 included advances made to an unrelated Ontario, Corporation, 1299126 Ontario, Inc. 1299126 Ontario, Inc., owned by an unrelated third party developer, was a holding company created for the purpose of accepting cash advances made by the Company in connection with a tentative arrangement for the construction and development of five residential real estate projects. The cash advances, which approximated $ 1,581,000 including accrued interest at October 31, 2000, were included in notes receivable in the accompanying balance sheet at October 31, 2000. These advances bear interest at a rate of 12%, and were collateralized by a security agreement dated September 1, 2000.

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

On May 1, 2001 GMAC Credit Corporation - Canada moved pursuant to
Section 47 of the Bankruptcy and Insolvency Act (Canada) to appoint a Receiver for the assets of Network Forest Products Limited. The motion was granted by the Court, and Richter and Partners Inc. of Toronto were appointed as the receiver (See note 2).


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

NOTE 8.  RELATED PARTY TRANSACTIONS

During the quarter ended January 31, 2001, the Company received a loan of C$200,000 (US$133,049) from Capbanx. The note bears interest at a rate of 15% per annum and is due on demand. On February 16, 2001 the Company received a loan of $60,000 from Cabanx. The loan bears interest at a rate of 15% per annum and is due on demand. At October 31, 2000, the Company had a note payable to Capbanx Corporation of $132,231, which it repaid in January of 2001.

Capbanx is related to a Director of the Company and is the trustee on the debentures issued on October and January. The note bears interest at 15% and was due on December 15, 2000. The note was repaid in January 2001.

Network Forest Products Limited, a wholly-owned subsidiary of the Company issued a note payable to John Ziner Lumber Limited, as part of the purchase price of the acquisition. At October 31, 2000 the balance of this obligation was $502,301. The note bear interest at 15% and required monthly payments over a 60 month term.

Additionally, the Company leased a building from a company that was owned by the Ziner family.







             VALUE HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. LITIGATION

The Company is involved in certain litigation proceedings, as further discussed in Part II of this report.

NOTE 10. GOING CONCERN AND UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 2001 the Company incurred a net loss of $5,393,106, resulting primarily from the write off of its investment in Network Forest Products, its only operating subsidiary (See Note 2 and 3), and had a working capital deficiency of $ 642,358 These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

As discussed in notes 2 and 3 above, Network Forest Products and subsidiaries, wholly owned subsidiaries of the Company, have been placed into bankruptcy in Ontario, Canada. At the present time the Company can not determine if there will be any liabilities to the Company resulting from the final resolution of the bankruptcy proceeding. The Company wrote off its investment in these subsidiaries at April 30, 2001, but has not provided for any possible liabilities resulting from this uncertainty.

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

On January 19, 2000, the company, through a wholly owned subsidiary, acquired 471372 Ontario Limited D/B/A/ Harron Hardware & Building Supplies and 8979137 Ontario Limited, a holding Company. Both companies are Canadian Corporations. Harron s operations consisted of sales of hardware and lumber both retail an to contractors.

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


COSTS AND EXPENSES

Selling, General and Administrative

Selling, general and administrative expenses for the three and nine months ended July 31, 2001 were $91,244 and $239,410, compared to $42,152 and $166,026 for the same periods in 2000. The increase is due the professional fees incurred in connection Network Forest Products CCAA proceedings (See Note 2).



Amortization

In 1998, 1999 and 2000, the Company issued shares of common stock in exchange for services to be rendered over periods exceeding a year. A portion of these services were deferred and were being amortized over the term of the agreements. Amortization of consulting agreements for the three and nine months ended in 2000 was $85,833 and $359,999 respectively.

Amortization of intangible assets for the three and nine months ended July 31, 2001 and 2000 represent amortization of deferred financing costs.

Other Income and (Charges)

On April 30, 2001 the Company wrote off its investment in Network
Forest Products. The write off resulted in a net charge to income of $3,018,737.

Interest income for the three months ended in 2001 and 2000 of $2,934 and $4,252, and for the nine months in 2001 and 2000 of $17,456 and $12,757, respectively, result from interest on notes receivable.

Interest expense for the three months ended July 31, 2001 and 2000 was $69,150 and $14,495 respectively. Interest expense for the nine months ended July 31, 2001 and 2000 was $188,900 and $67,799. The increase was due primarily to interest on debt incurred in relation to the businesses acquired (See note 2).

Capital Expenditures and Depreciation

During the quarter ended July 31, 2001 the Company had no capital expenditures.

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

On April 30, 2001, the Company wrote off its investment in Network Forest Products and reclassified its operations for the three months ended January 31, 2001 and for the three and nine months ended July 31, 2000 to discontinued operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 2001 the Company incurred a net loss of $5,393,106, resulting primarily from the write off of its investment in Network Forest Products, its only operating subsidiary (See Note 2 and 3), and had a working capital deficiency of $642,358. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

As discussed in notes 2 and 3, Network Forest Products and subsidiaries, wholly owned subsidiaries of the Company, have been placed into bankruptcy in Ontario, Canada. At the present time the Company can not determine if there will be any liabilities to the Company resulting from the final resolution of the bankruptcy proceeding. The Company wrote off its investment in these subsidiaries at April 30, 2001, but has not provided for any possible liabilities resulting from this uncertainty.

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

  GMAC Commercial Credit Corporation - Canada v. Network Forest Products Limited, et al. (Ontario Superior Court of Justice 01-CL4050 and 01-CL-4116). These cases encompass the proceedings with relation to Network Forest Products' filing under the Companies' Creditors Arrangement Act and the receiver ship of Network and its subsidiaries. As stated above these subsidiaries of the Company have been placed into bankruptcy in Ontario, Canada.

  GMAC Commercial Credit Corporation - Canada v. Value Holdings, Inc. (Court file No. 01-CV-214837CM). Subsequent to the end of the quarter ended July 31, 2001, GMAC, the largest creditor of Network Forest Products, has filed a statement of claim seeking approximately $8.3 million ($13,000,000 Canadian Dollars). GMAC alleges that it is owed such amount pursuant Value Holdings' alleged guarantee of the indebtedness and liabilities of Network to GMAC.

  Item 3. Defaults Upon Senior Securities

  The Company has defaulted upon the payment of interest on its Convertible Debentures. The Company has $2.4 million in principal amount of its convertible debentures outstanding. Interest in the amount of $150,000 was due and unpaid as of July 31, 2001.

  Item 6. Exhibits and reports on Form 8-K

  (a) Exhibits
  (b) During the three month period ended July 31, 2001 the Company filed reports on form 8-K on the following dates: May 31, 2001.



















           VALUE HOLDINGS, INC. AND SUBSIDIARIES
                          FORM 10Q
          FOR THE THREE MONTHS ENDED July 31, 2001


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VALUE HOLDINGS, INC.

DATE: September 23, 2001         By: /s/ Alison Cohen
                                 Alison Cohen
                                 Interim-President

DATE: September 23, 2001         By: /s/ Ida Ovies
                                 Ida Ovies
                                 Chief Financial Officer